Form 10-Q
period 1996-03-31
PARKER & PARSLEY PETROLEUM CO
filed 1996-05-14
CIK 355690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1996

                                       or

     /   /     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from ________ to _________


                           Commission File No. 1-10695


                       PARKER & PARSLEY PETROLEUM COMPANY
             (Exact name of Registrant as specified in its charter)

                     Delaware                            74-2570602
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

303 West Wall, Suite 101, Midland, Texas                   79701
    (Address of principal executive offices)             (Zip code)

       Registrant's Telephone Number, including area code : (915) 683-4768

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of April 30, 1996.... 35,510,370



                               Page 1 of 24 pages.

                        Exhibit Index begins on Page ___.

                       PARKER & PARSLEY PETROLEUM COMPANY

                                TABLE OF CONTENTS




                                                                          Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1996 and
              December 31, 1995   ..........................................3

           Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995..................................5

           Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1996....................................6

           Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995..................................7

           Notes to Consolidated Financial Statements.......................8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................15


                      PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................23

Item 6.    Exhibits and Reports on Form 8-K................................23

           Signatures......................................................24

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                       PARKER & PARSLEY PETROLEUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      March 31,     December 31,
                                                        1996            1995
                                                     ----------     -----------
                                                     (Unaudited)
        ASSETS
Current assets:
  Cash and cash equivalents                          $   26,298     $   19,940
  Restricted cash                                        20,447         15,572

  Accounts receivable:
    Trade, net                                           35,879         49,257
    Affiliates                                            1,060          2,369
    Oil and gas sales                                    35,008         37,358
  Assets held for resale                                  3,679          3,677
  Inventories                                             5,936          9,880
  Deferred income taxes                                   1,800          1,600
  Other current assets                                    2,068          2,757
                                                      ---------      ---------
          Total current assets                          132,175        142,410
                                                      ---------      ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
      Proved properties                               1,316,147      1,450,290
      Unproved properties                                 6,595         14,574
  Natural gas processing facilities                      59,331         63,395
  Accumulated depletion, depreciation and
    amortization                                       (401,618)      (406,513)
                                                      ---------      ---------
                                                        980,455      1,121,746
                                                      ---------      ---------
Restricted investments                                       -           5,345
Other property and equipment, net                        28,513         31,755
Other assets, net                                        15,657         17,973
                                                      ---------      ---------
                                                     $1,156,800     $1,319,229
                                                      =========      =========

        The financial information included as of March 31, 1996 has been prepared by management without audit by independent public accountants.

       The accompanying notes are an integral part of these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                        (in thousands, except share data)

                                                      March 31,     December 31,
                                                        1996            1995
                                                     ----------     -----------
                                                     (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Current maturities of long-term debt               $    1,701     $    2,608
  Distributable litigation settlement                    18,567         13,633
  Undistributed unit purchases                            1,880          1,939
  Accounts payable:
    Trade                                                48,653         58,263
    Affiliates                                            1,210            574
  Domestic and foreign income taxes                          47          2,875
  Other current liabilities                              33,315         31,017
                                                      ---------      ---------
          Total current liabilities                     105,373        110,909
                                                      ---------      ---------
Long-term debt, less current maturities                 416,832        586,549
Other noncurrent liabilities                             11,854         16,656
Deferred income taxes                                    12,200          5,300

Preferred stock of subsidiary                           188,820        188,820

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares
    authorized; none issued and outstanding                  -              -
  Common stock, $.01 par value; 180,000,000 shares
    authorized; 36,446,955 and 36,387,960 shares
    issued at March 31, 1996 and December 31, 1995,
    respectively                                            364            364
  Additional paid-in capital                            453,554        452,718
  Treasury stock, at cost; 1,008,118 and 1,004,684
    shares at March 31, 1996 and December 31, 1995,
    respectively                                         (6,917)        (6,844)
  Unearned compensation                                  (1,729)        (2,055)
  Retained deficit                                      (23,551)       (36,491)
  Cumulative translation adjustment                          -           3,303
                                                      ---------      ---------
          Total stockholders' equity                    421,721        410,995
                                                      ---------      ---------
Commitments and contingencies (Note C)
                                                     $1,156,800     $1,319,229
                                                      =========      =========

        The financial information included as of March 31, 1996 has been prepared by management without audit by independent public accountants.

       The accompanying notes are an integral part of these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                      1996           1995
                                                  -----------     -----------
Revenues:
   Oil and gas                                    $    98,025     $    94,541
   Natural gas processing                               5,419           9,424
   Gas marketing                                           -           26,692
   Interest and other                                   1,167           1,521
   Gain (loss) on disposition of assets                13,671          (2,760)
                                                   ----------      ----------
                                                      118,282         129,418
Costs and expenses:
   Oil and gas production                              30,494          34,753
   Natural gas processing                               3,198           7,205
   Gas marketing                                           -           26,300
   Depletion, depreciation and amortization            31,179          45,109
   Exploration and abandonments                         4,986           6,572
   General and administrative                           6,360          12,552
   Interest                                            14,682          17,567
   Other                                                  373             938
                                                   ----------      ----------
                                                       91,272         150,996
                                                   ----------      ----------
Income (loss) before income taxes                      27,010         (21,578)
Income tax benefit (provision)                        (12,300)          6,800
                                                   ----------      ----------
Net income (loss)                                 $    14,710     $   (14,778)
                                                   ==========      ==========

Net income (loss) per share:
   Primary                                        $       .41     $      (.42)
                                                   ==========      ==========
   Fully diluted                                  $       .39     $      (.42)
                                                   ==========      ==========
Dividends declared per share                      $       .05     $       .05
                                                   ==========      ==========
Weighted average shares outstanding                35,591,835      34,972,327
                                                  ===========     ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

       The accompanying notes are an integral part of these consolidated financial statements.


                                           PARKER & PARSLEY PETROLEUM COMPANY

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (in thousands, except share and per share data)
                                                       (Unaudited)

                            Common
                            Stock             Additional                                   Cumulative     Total
                            Shares    Common   Paid-in   Treasury    Unearned    Retained  Translation  Stockholders'
                         Outstanding  Stock    Capital     Stock   Compensation  Deficit   Adjustment     Equity
                         -----------  ------  ---------  --------  ------------  --------  ----------  ------------



Balance at January
  1, 1996                 35,383,276  $  364  $ 452,718  $ (6,844)  $   (2,055)  $(36,491) $   3,303   $   410,995
Exercise of long-term
 incentive plan stock
 options                      58,995      -         736        -            -          -          -            736
Tax benefits related to
  stock options                   -       -         100        -            -          -          -            100
Purchase of treasury
  stock                       (3,434)     -          -        (73)          -          -          -            (73)
Shares awarded                    -       -          -         -          (108)        -          -           (108)
Amortization of unearned
  compensation                    -       -          -         -           434         -          -            434
Net income                        -       -          -         -            -      14,710         -         14,710
Dividends ($.05 per
  share)                          -       -          -         -            -      (1,770)        -         (1,770)
Currency translation
 adjustment                       -       -          -         -            -          -      (3,303)       (3,303)
                          ----------   -----   --------   -------   ----------    -------   --------    ----------

Balance at March 31, 1996 35,438,837  $  364  $ 453,554  $ (6,917) $    (1,729)  $(23,551) $      -    $   421,721
                          ==========   =====   ========   =======   ==========    =======   ========    ==========


<F1>
   The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        6

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                      Three months ended
                                                            March 31,
                                                      1996             1995
                                                   -----------     -----------
Cash flows from operating activities:
   Net income (loss)                               $    14,710     $   (14,778)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depletion, depreciation and amortization          31,179          45,109
      Exploration and abandonments                       1,840           2,885
      Deferred income taxes                             12,300          (6,800)
      Loss (gain) on disposition of assets             (13,671)          2,760
      Other noncash charges                                260           2,611
                                                    ----------      ----------
                                                        46,618          31,787
   Change in operating assets and liabilities,
    net of effects from acquisitions
    and divestitures:
      Accounts receivable                                8,648           7,219
      Inventory                                            (54)           (728)
      Other current assets                                 514             681
      Accounts payable                                  (4,893)         (4,320)
      Accrued income taxes and other current
        liabilities                                     13,823               7
                                                    ----------      ----------
        Net cash provided by operating activities       64,656          34,646
                                                    ----------      ----------
Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired          (59)           (992)
   Proceeds from disposition of wholly-owned
     subsidiaries, net of cash disposed                108,281              -
   Proceeds from disposition of assets                   3,802          15,392
   Additions to oil and gas properties                 (39,607)        (35,045)
   Additions to natural gas processing facilities         (842)         (5,167)
   Additions to other property and equipment and
     other assets                                         (787)         (4,182)
                                                    ----------      ----------
        Net cash provided by (used in) investing
          activities                                    70,788         (29,994)
                                                    ----------      ----------
Cash flows from financing activities:
   Borrowings under long-term debt                         168          14,744
   Principal payments on long-term debt               (128,278)         (6,992)
   Payment of noncurrent liabilities                      (110)           (254)
   Dividends                                            (1,770)         (1,746)
   Purchase of treasury stock                              (73)            (76)
   Exercise of long-term incentive plan stock options      736             388
   Distributable litigation settlement - receipts        4,934             107
   Other                                                  (108)              2
                                                    ----------      ----------
        Net cash provided by (used in) financing
          activities                                  (124,501)          6,173
                                                    ----------      ----------
Effect of exchange rate changes on cash and cash
  equivalents                                              290            (525)
Net increase in cash, cash equivalents and
  restricted cash                                       10,943          10,825
Cash, cash equivalents and restricted cash,
  beginning of period                                   35,512          39,902
                                                    ----------      ----------
Cash, cash equivalents and restricted cash,
  end of period                                    $    46,745     $    50,202
                                                    ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE A.     Summary of Significant Accounting Policies

Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements of Parker & Parsley Petroleum Company (the "Company") as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report.

NOTE B.     Disposition of Australasian Assets

     On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd. for aggregate consideration of $161.7 million which consisted of cash proceeds of $111.1 million for the equity of such entities, $21.5 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The accompanying Consolidated Statement of Operations for the three months ended March 31, 1996 includes a pre-tax gain of $11 million from the disposition of these subsidiaries (net of estimated transaction expenses of approximately $8 million) and an income tax provision of $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

     The assets sold to Santos Ltd. consisted primarily of properties located in the Cooper Basin in Central Australia, the Surat Basin in Northeast Australia, the Carnarvon Basin on the Northwest Shelf off the coast of Western Australia, the Otway Basin off the coast of Southeast Australia and the Central Sumatra Basin in Indonesia. At December 31, 1995, the Company's interests in these properties contained 32.1 million BOE of proved reserves (consisting of 12.4 million Bbls of oil and 118.3 Bcf of gas), representing $133.8 million of SEC 10 value. During the first quarter of 1996 and 1995, daily production from these properties averaged 3,841 and 4,181 Bbls of oil at average prices of $19.55 and

$18.71, respectively, and 21,176 and 21,911 Mcf of gas at average prices of $1.95 and $1.89, respectively. Total production costs associated with these properties were $3.3 million ($4.92 per equivalent Bbl) for the three months ended March 31, 1996 and $3.2 million ($4.53 per equivalent Bbl) for the same period in 1995. Depletion expense was $3.9 million ($5.84 per equivalent Bbl) for the quarter ended March 31, 1996 and $4.8 million ($6.88 per equivalent Bbl) for the quarter ended March 31, 1995.

     On March 28, 1996, the Company entered into an agreement to sell another wholly-owned Australian subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company for cash proceeds of $78.6 million. Bridge Oil Timor Sea, Inc. has a wholly-owned subsidiary, Bridge Oil Timor Sea Pty Ltd., which owns a 22.5% interest in the ZOCA 91-13 permit in the offshore Bonaparte Basin in the Zone of Cooperation between Australia and Indonesia. This sale is expected to be completed during the second quarter of 1996.

NOTE C.     Commitments and Contingencies

     Severance agreements. On January 1, 1996, the Company entered into severance agreements with its officers to replace their employment agreements that expired at the end of 1995. Salaries and bonuses for the Company's officers are set by the Compensation Committee of the Company's Board of Directors (the "Committee") independent of this severance agreement, and the Committee can grant increases or reductions to base salary at its discretion. The current annual salaries for the officers covered under such severance agreements total approximately $2.7 million.

     Either the Company or the officer may terminate the officer's employment under the severance agreement at any time. The Company must pay the officer an amount equal to one year's base salary if employment is terminated because of death, disability, or normal retirement. The Company must pay the officer an amount equal to one year's base salary and continue health insurance for the officer and his immediate family for one year if the Company terminates employment without cause or if the officer terminates employment with good reason, which occurs when reductions in the officer's base annual salary exceed specified limits or when the officer's responsibilities have been significantly reduced. If within one year after a change of control of the Company, the Company terminates the officer without cause or if the officer terminates employment with good reason, the Company must pay the officer an amount equal to
2.99 times the sum of the officer's base salary plus target bonus for the year and continue health insurance for the officer and his immediate family for one year. If the officer terminates employment with the Company without good reason between six months and one year after a change in control, or at any time within one year after a change in control if the officer is required to move, then the Company must pay the officer one year's base salary and continue health insurance for the officer and his immediate family for one year. Officers are also entitled to additional payments for certain tax liabilities that may apply to severance payments following a change of control.

     Indemnifications. The Company has indemnified its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.

     Legal actions. The following is a brief description of certain litigation to which the Company is subject. The Company does not currently believe that it has a probable and estimable loss with respect to any such litigation in excess of currently provided for reserves. If such a loss becomes probable and estimable, the amount of any recorded liability could have a material adverse effect on the Company's results of operations for the period in which such liability is recorded. However, the Company does not expect that any such liability would have a material adverse effect on its consolidated financial position as a whole or on its liquidity or capital resources.

     Damson Master Limited Partnership ("DMLP"), a wholly-owned subsidiary of the Company, owns a natural gas processing plant located in Texas County, Oklahoma known as the "Hooker Plant" and the gas gathering system associated therewith (the "Hooker Gathering System"). Prior to 1993, Dorchester Hugoton, Ltd. ("DHL") and DMLP were parties to a gas processing agreement (the "Hooker Processing Agreement") pursuant to which DMLP gathered and processed the gas produced from certain oil and gas properties owned by DHL (the "Texas County Properties"). Under the terms of the Hooker Processing Agreement, DMLP retained the extracted natural gas liquids and returned the residue gas to DHL, which sold the residue gas to Natural Gas Pipeline Co. of America ("NGPL") under a gas purchase contract that had been entered into in 1946 (the "NGPL Contract"). As compensation for the amount of Btu content extracted from the natural gas stream during processing, DMLP was obligated to make a "keep-whole payment" to DHL, the amount of which was related to the price that DHL received for residue gas under the NGPL Contract. Several related litigation matters involving DMLP and DHL have arisen in connection with the Hooker Plant, the Hooker Gathering System and the Hooker Processing Agreement. The following is a summary of those matters.

         (a) In March 1989, DHL filed a lawsuit, entitled Dorchester Hugoton, Ltd. v. Dorchester Master Limited Partnership and Damson Oil Corporation (Cause No. C-89-34), in the District Court of Texas County, Oklahoma, alleging that DMLP had improperly and fraudulently computed the price at which certain of the Texas County Properties were sold by DMLP to DHL pursuant to a preferential right to purchase. DHL sought actual damages of $775,000, interest and an unspecified amount of punitive damages. DHL also asked the trial court to quiet its title to all the real and personal property covered by the assignment pursuant to which such properties were conveyed (the "1986 Assignment"). In September 1990, a jury verdict was rendered in favor of DHL in the amount of approximately $750,000 in actual damages, $400,000 in interest and $3.5 million in punitive damages. The trial court also awarded DHL its requested quiet title decree. DMLP appealed the judgment to the Court of Appeals, and in November 1993, the Court of Appeals affirmed the trial court's quiet title decree but reversed the jury's verdict and remanded the case for a new trial. DHL appealed the Court of Appeals judgment to the Oklahoma Supreme Court, which on June 20, 1995, declined to hear the appeal. The case is now back in the trial court awaiting a new trial which is expected some time in 1996.

         (b) In May 1990, DHL filed a lawsuit, entitled Dorchester Hugoton, Ltd.
     v. Natural Gas Pipeline Co. of America, in the District Court of Wharton County, Texas, alleging that the price NGPL was paying for residue gas under the NGPL Contract was unreasonably low and seeking cancellation of such contract. Because the lawsuit could have resulted in an increase in the price of residue gas sold under the NGPL Contract (which, in turn, would result in DHL's claim to an increase in the amount of the keep-whole payment that DMLP was required to pay under the Hooker Processing Agreement), DMLP intervened in the lawsuit. DHL settled its dispute with NGPL in December 1992, amended the NGPL Contract effective January 1, 1993 and dismissed all of its claims against NGPL. DHL then asserted various claims against DMLP, including a claim that the amendment to the NGPL Contract substantially increased DMLP's keep-whole payment obligation to DHL pursuant to the Hooker Processing Agreement and that DMLP was liable to DHL for over-extraction of Btus during processing at the Hooker Plant. During depositions related to the lawsuit, DHL for the first time asserted that it owned both the Hooker Gathering System and the right to process the gas produced from the Texas County Properties. DMLP requested a declaratory judgment that the amendment to the NGPL Contract effected a termination of the Hooker Processing Agreement (or, alternatively, was void and not effective to change the obligations of DMLP under the Hooker Processing Agreement), that DMLP owned the Hooker Gathering System and that DMLP owned the right to process the gas produced from the Texas County Properties.

     In February 1994, the court rendered a final judgment that the Hooker Processing Agreement was terminated as of January 1, 1993 (and, therefore, DMLP was not liable for a substantially increased keep-whole payment) and that DMLP has no liability to DHL on the various other claims that DHL had asserted against DMLP (including claims that DMLP was liable to DHL for over-extraction of Btus). With respect to the issues of the ownership of the Hooker Gathering System and the right to process gas produced from the Texas County Properties, the court ruled that it lacked the proper jurisdiction and dismissed those issues. Both parties appealed the judgment to the 13th Court of Appeals in Corpus Christi, Texas, and on October 9, 1995, the Corpus Christi Court affirmed the Wharton County District Court's judgment declaring (i) that the 1982 gas processing agreement between the parties was terminated on January 1, 1993, and therefore, the Company was not liable to DHL for any additional fuel and shrinkage payments, (ii) that the Company was not liable to DHL for overextraction under the contract, and (iii) that the Company was entitled to recover $200,000 in attorney's fees from DHL. Additionally, the Court also ruled in the Company's favor by reversing the trial court's dismissal on jurisdictional grounds of the Company's claim to ownership of the Hooker Gas Gathering System and its right to process the gas produced by DHL in the Guymon-Hugoton Field. These two claims have been remanded to the trial court for determination on the merits. DHL filed a Motion for Rehearing in the Court of Appeals which was denied on January 18, 1996. On February 2, 1996, DHL filed an additional Motion for Rehearing En Banc, which was denied on April 4, 1996. The Company expects DHL to now attempt an appeal to the Texas Supreme Court.

     The above claims appealed by DHL (which involve monetary claims against DMLP) were identical to claims DHL has also made in the Texas County, Oklahoma lawsuits discussed in (c) and (d) below.

        (c) In January 1993, DHL filed another lawsuit in the District Court of Texas County, Oklahoma, entitled Dorchester Hugoton, Ltd. v. Parker & Parsley Gas Processing Co., et al. (Cause No. C-93-6), asserting claims that were virtually identical to those already at issue in the Wharton County, Texas case discussed in paragraph (b) above. In this case, DHL alleged that the 1986 Assignment effectively conveyed the Hooker Gathering System to DHL and asserted that the quiet title decree obtained in the lawsuit described in paragraph (a) above gave it ownership of the Hooker Gathering System. On September 21, 1995, the court entered a summary judgment to the effect that DHL owns the Hooker Gathering System and the right to process the gas produced from the Texas County Properties, that the Hooker Processing Agreement was still in full force and effect from January 1, 1993 to April 30, 1994, and that DMLP must pay DHL the principal sum of $6,558,036 in damages for failure to properly pay for fuel and shrinkage during that time period. Assuming the Texas Supreme Court denies DHL's appeal, DMLP believes the Oklahoma trial court should be required to give full faith and credit to the Texas judgment described in (b) above nullifying the $6,558,036 judgment entered by the District Court of Texas County, Oklahoma.

     Effective  May 1,  1994,  NGPL  terminated  the  NGPL  Contract  with  DHL, resulting in the unquestioned termination of the Hooker Processing Agreement. In April 1994, DHL gave notice to DMLP that, effective May 1, 1994, it was taking possession of the Hooker Gathering System and was diverting the gas produced from the Texas County Properties to another purchaser, bypassing the Hooker Plant. Both parties sought injunctive relief. On April 20, 1994, the Oklahoma trial court denied DMLP its requested relief and granted DHL an injunction permitting it to assume possession and control of the Hooker Gathering System and to cease delivery of the gas produced from the Texas County Properties to the Hooker Plant. Both of the court's rulings were appealed by DMLP, and on May 7, 1996, the Court of Appeals, Oklahoma City, ruled in DMLP's favor reversing both of the trial court's rulings.

     After receiving its requested injunctive relief, DHL tapped into the Hooker Gathering System with new lines that permitted it to deliver gas, without processing, directly to another purchaser. Such action reduced the volume of processable gas available to the Hooker Plant to a level at which the Hooker Plant could not economically operate. Consequently, DMLP shut down the Hooker Plant, reducing its value to the salvage value of the equipment constituting the plant. In recognition of such impairment, the Company wrote down the carrying value of the Hooker Plant to its salvage value through an $8.9 million charge to the litigation reserve associated with the DHL litigation (discussed more fully below).

         (d) In February 1993, DHL filed another lawsuit in the District Court of Texas County, Oklahoma, entitled Dorchester Hugoton, Ltd. v. Parker & Parsley Development Company, Parker & Parsley Gas Processing Co. and Dorchester Master Limited Partnership (Cause No. C-93-12). In this lawsuit, DHL has asserted that DMLP is liable to DHL (as assignee of all of NGPL's rights and causes of actions against DHL) for over-extraction of Btus during processing at the Hooker Plant and has claimed damages in excess of $5 million. This lawsuit is currently dormant and while a loss of up to $5 million is possible in this lawsuit, the Company believes that due to the fact that issues identical to the ones involved have been decided in DMLP's favor by the Corpus Christi Court of Appeals in the Wharton County, Texas lawsuit described in paragraph (b) above, and assuming the Court of Appeals judgment is not changed, the lawsuit should be dismissed by the Oklahoma trial court giving full faith and credit to the Texas Appellate Court judgment. The Company intends to pursue, in the lawsuits described in both paragraphs (b) and (c) above, its full faith and credit claim with the Oklahoma trial court, and, if necessary, with the Oklahoma Supreme Court. At the same time, the Company also intends to vigorously pursue its claims to ownership of the Hooker Gas Gathering System and its right to process DHL's gas in the Guymon-Hugoton Field.

         (e) In May 1994, DMLP filed a lawsuit against DHL in the District Court of Dallas County, Texas entitled Dorchester Master Limited Partnership, Parker & Parsley Development Company, Parker & Parsley Gas Processing Co., and Midland Gas Processing Co. v. Dorchester Hugoton Ltd. (Cause No. 94-4931) for tortious interference with contractual relationships, unfair competition and breach of contract for DHL's refusal to make a production payment to the Company and to allow the Company to participate in the drilling of a new well. The Company believes the production payment owed by DHL is in excess of $3 million to date and is seeking substantial damages under its tortious interference and unfair competition claims, which the Company has asserted arose from the actions of DHL essentially described in
     (c) above.

     Also in May 1994, DHL filed another lawsuit in the District Court of Texas County, Oklahoma, entitled Dorchester Hugoton Limited v. Parker & Parsley Gas Processing Co., Dorchester Master Limited Partnership, Parker & Parsley Development Company and Midland Gas Processing Co. (Cause No. CV-94-83) for a declaratory judgment that it does not owe a production payment to the Company and that the Company does not have a right to participate in any new wells drilled by DHL and specifically the new well in question. Both cases are in discovery without a definite trial setting.

     In recording the 1991 Consolidation Transaction (pursuant to which DMLP became a wholly-owned subsidiary of the Company), the Company evaluated the contingent liabilities associated with the entities and assets acquired, including the DHL litigation matters as they existed at the time the transaction was completed, and established litigation reserves associated with the litigation matters. Upon evaluation of the DHL litigation matters in consultation with legal counsel, the Company estimated the probable loss resulting from the DHL litigation matters to be approximately $1 million, in addition to the $5.3 million loss resulting from the lawsuit described in paragraph (a) above (for which DMLP had already posted $5.3 million in cash collateral and recorded a $5.3 million charge to earnings), and established an appropriate litigation reserve. The Company increased the litigation reserve to $6.3 million as of December 31, 1993, when it was able to receive a return of the $5.3 million in cash that had been posted as collateral for the appeal bond in the lawsuit described in paragraph (a) above. In recognition of the impairment of the Hooker Plant, the Company further increased the litigation reserve through a $2.7 million charge to earnings during the first quarter of 1994 and wrote down the carrying value of the Hooker Plant to its salvage value through an $8.9 million charge to the litigation reserve. In the second quarter of 1995 the Company determined, based upon its evaluation of the DHL litigation matters and consultation with legal counsel, that it had a probable liability of $2 million resulting from costs associated with resolution of these matters and recognized such liability through a charge to other expense.

     The Company will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust the litigation reserve as appropriate to reflect the then current status of the litigation. The Company is party to other legal actions arising in the ordinary course of its business, none of which management believes will result in a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE D.     Derivative Financial Instruments

        Commodity hedges. The Company utilizes various swap and option contracts to hedge the effect of price changes on future oil and gas production. The following table sets forth the future volumes hedged by year and the weighted average price to be received based upon the fixed price of the individual swap and option contracts outstanding at March 31, 1996:

                                                Gas       Oil
                                              Volume     Volume      Price
       Year                                    (Bcf)    (MMBbls)   per Mcf/Bbl
       ----                                   ------     ------    -----------
     Gas production:
       1996 - Swap Contracts                    2.3         -        $ 1.70
     Oil production:
       1996 - Collar Option Contracts             -       1.9    $ 17.14-$19.55

       During April 1996, the Company entered into additional hedge positions for 1996 and 1997 oil and gas production. The additional gas swap contracts have provided the Company with hedge positions for 14.3 Bcf of gas at a weighted average price of $2.05 for the nine-month period ending December 31, 1996 and 7 Bcf of gas at a weighted average price of $1.99 for the four-month period ending April 30, 1997. The additional oil swap contracts have provided the Company with hedge positions for 828,000 Bbls of oil at a price of $18.90 for the six-month period ending December 31, 1996, and 1.1 million Bbls of oil hedged at a price of $18.04 for the year ending December 31, 1997.

NOTE E.     Gas Marketing

       Effective January 1, 1996, the Company, along with Apache Corporation and Oryx Energy Company, formed Producers Energy Marketing, LLC ("ProEnergy"), a natural gas marketing company organized to create a direct link between gas producers and purchasers. The venture is structured to flow through the benefits arising out of the expanded services and the economies of scale from the aggregation of substantial volumes of gas. The Company is obligated to sell to ProEnergy all gas production (subject to certain exclusions relative to immaterial volumes) owned or controlled by the Company, or any affiliate, in North America (onshore and offshore), which is not subject to a binding and enforceable gas sales contract in effect on April 1, 1996. As a result, as of January 1, 1996, the Company no longer has any revenues or expenses associated with third party gas marketing activities.

                       PARKER & PARSLEY PETROLEUM COMPANY



Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations(1)

General

Financial Performance. The Company reported net income of $14.7 million, or $.41 per share, for the first quarter of 1996 as compared to a net loss of $14.8 million, or $.42 per share, for the comparable 1995 period. Excluding the after tax net gain on disposition of assets of $6.4 million, including an after tax gain of $4.6 million ($.13 per share) resulting from the disposition of certain of the Company's Australasian assets (see "Disposition of Australasian Assets" below), the Company reported net income from continuing operations of $8.3 million, or $.23 per share. The Company's financial performance in the first quarter of 1996 was also affected by the following items: (i) improved oil and gas prices, (ii) decreases in production costs due to the sale of certain high operating cost properties in 1995 and certain other cost reduction efforts initiated in 1995, (iii) decreases in depletion, depreciation, and amortization expenses as a result of a significant increase in the Company's oil and gas reserves during 1995 and a reduction in the Company's net depletable basis from charges taken in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (iv) a decrease in general and administrative expenses primarily resulting from the implementation during 1995 of measures intended to reduce overall general and administrative expenses, and (v) a decrease in interest expense due to a decrease in the Company's outstanding long-term indebtedness.

Net cash provided by operating activities, before changes in operating assets and liabilities, increased 47% to $46.6 million during the first quarter of 1996 compared to $31.8 million for the same period in 1995. This increase was primarily attributable to the improvements made in the overall cost structure of the Company during 1995 and improved commodity prices realized during the first quarter of 1996.

Disposition of Australasian Assets. On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd. for aggregate consideration of $161.7 million which consisted of cash proceeds of $111.1 million for the equity of such entities, $21.5 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The proceeds, after payment of certain costs and expenses, were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The Company recognized a pre-tax gain of $11 million from the disposition of these subsidiaries (net of estimated transaction expenses of approximately $8 million) and an income tax provision of $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

                       PARKER & PARSLEY PETROLEUM COMPANY



Also on March 28, 1996, the Company entered into an agreement to sell another wholly-owned Australian subsidiary, Bridge Oil Timor Sea, Inc. to Phillips Petroleum International Investment Company for cash proceeds of $78.6 million. Bridge Oil Timor Sea, Inc. has a wholly-owned subsidiary, Bridge Oil Timor Sea Pty Ltd., which owns a 22.5 % interest in the ZOCA 91-13 permit in the offshore Bonaparte Basin in the Zone of Cooperation between Australia and Indonesia. This sale is expected to be completed during the second quarter of 1996.

Asset Dispositions. From time to time, the Company disposes of nonstrategic assets in order to raise capital for other activities, reduce debt or eliminate costs associated with nonstrategic assets. Based on its current property divestiture plan, the Company anticipates realizing property sale proceeds of approximately $50 million during 1996 from the divestiture of domestic nonstrategic assets. Such proceeds will initially be used to reduce the amount of outstanding indebtedness and subsequently to provide funding for a portion of the Company's 1996 capital expenditures including purchases of oil and gas properties in the Company's core areas.

During March 1996, the Company entered into an agreement to sell certain nonstrategic assets for aggregate proceeds of approximately $45 million. Production during the three months ended March 31, 1996 from these properties averaged 1,712 Bbls of oil per day and 12,134 Mcf per day. The sale is expected to be completed during the second quarter of 1996.

Cost Reductions. As a result of the Company's emphasis on cost control efforts and the disposition of certain nonstrategic oil and gas properties during 1995, production costs per BOE for the first quarter of 1996 declined 4% to $4.76 from $4.95 in the first quarter of 1995. During 1995, the Company initiated programs to study specific opportunities for significant future reductions in its entire cost structure. These programs have continued in 1996, and the Company expects production costs per BOE to decline as the benefits of continuing to sell high cost properties are realized and as specific programs for further cost reductions are implemented.

During 1995, the Company performed a comprehensive internal evaluation of its general and administrative cost structure and implemented measures intended to reduce overall general and administrative expense. These measures primarily involved organizational realignments, streamlining of management responsibilities and implementation of Company-wide cost control policies. The benefits of these measures continue to be realized during 1996 as evidenced by the reduction of general and administrative expenses from $8.1 million for the first three months ended March 31, 1995 (excluding $4.5 million in nonrecurring reorganization charges) to $6.4 million for the three months ended March 31, 1996.

                       PARKER & PARSLEY PETROLEUM COMPANY



Commodity Prices. The Company attempts to reduce its exposure to adverse commodity price fluctuations through various hedging techniques. At March 31, 1996, the Company had entered into swap agreements fixing the price of 2.3 Bcf of remaining 1996 gas production at a weighted average price of $1.70 per Mcf. In addition, at March 31, 1996, the Company had fixed the price of 1.9 million Bbls of remaining 1996 oil production in the weighted average price range of $17.14 to $19.55 per Bbl through various collar option contracts. During April 1996, the Company entered into additional hedge positions for 1996 and 1997 oil and gas production. The additional gas swap contracts have provided the Company with hedge positions for 14.3 Bcf of gas at a weighted average price of $2.05 for the nine-month period ending December 31, 1996 and 7 Bcf of gas at a weighted average price of $1.99 for the four-month period ending April 30, 1997. The additional oil swap contracts have provided the Company with hedge positions for 828,000 Bbls of oil at a price of $18.90 for the six-month period ending December 31, 1996, and 1.1 million Bbls of oil hedged at a price of $18.04 for the year ending December 31, 1997.

                       PARKER & PARSLEY PETROLEUM COMPANY


Results of Operations
 Oil and Gas Production.
                                                        Three months ended
                                                             March 31,
                                                        1996          1995
                                                     ---------      ---------
                                                   (in thousands, except average
                                                       production, price and
                                                             cost data)
Revenues:
    Oil and gas                                      $  98,025      $  94,541
    Gain (loss) on disposition of oil and gas
      properties (a)                                       463         (2,453)
                                                      --------       --------
                                                        98,488         92,088
                                                      --------       --------
Costs and expenses:
    Oil and gas production                             (30,494)       (34,753)
    Depletion                                          (28,596)       (41,661)
    Exploration and abandonments                        (1,524)        (3,450)
    Geological and geophysical                          (2,827)        (3,122)
                                                      --------       --------
                                                       (63,441)       (82,986)
                                                      --------       --------
       Operating profit (excluding general and
         administrative expenses and income taxes)   $  35,047      $   9,102
                                                      ========       ========
- - ---------------
(a) The 1996 amount does not include the gain related to the disposition of Australasian assets.

Worldwide:
    Production:
       Oil (MBbls)                                       3,116          3,343
       Gas (MMcf)                                       19,735         22,045
       Total (MBOE)                                      6,405          7,017
    Average daily production:
       Oil (Bbls)                                       34,243         37,143
       Gas (Mcf)                                       216,869        244,945
       Average oil price (per Bbl)                   $   18.37      $   16.63
       Average gas price (per Mcf)                   $    2.07      $    1.77
    Costs:
       Production costs (per BOE)                    $    4.76      $    4.95
       Depletion (per BOE)                           $    4.46      $    5.94
Domestic:
    Production:
       Oil (MBbls)                                       2,767          2,967
       Gas (MMcf)                                       17,808         20,073
       Total (MBOE)                                      5,735          6,313
    Average daily production:
       Oil (Bbls)                                       30,402         32,962
       Gas (Mcf)                                       195,693        223,033
       Average oil price (per Bbl)                   $   18.22      $   16.37
       Average gas price (per Mcf)                   $    2.08      $    1.75
    Costs:
       Production costs (per BOE)                    $    4.74      $    5.00
       Depletion (per BOE)                           $    4.30      $    5.83
                                       18

                       PARKER & PARSLEY PETROLEUM COMPANY



Oil and Gas Revenues. Revenues from oil and gas operations totaled $98.5 million for the three months ended March 31, 1996 as compared to $92.1 million for the comparable period in 1995. The increase is primarily attributable to an increase in the average price received for both oil and gas production. The average oil price received increased from $16.63 to $18.37 per Bbl and the average gas price received increased from $1.77 to $2.07 per Mcf from the first quarter of 1995 as compared to the first quarter of 1996. The first quarter of 1995 includes 7,606 Bbls per day and 37,850 Mcf per day of production attributable to property dispositions which occurred during 1995. Excluding production from the properties sold during 1995, average daily oil and gas production increased 16% and 5%, respectively, for the three months ended March 31, 1996 as compared to the same period in 1995. The increases are primarily due to the Company's successful drilling activities during 1995 and the first quarter of 1996.

Production Costs. Total production costs decreased 12% from the first quarter of 1995 as compared to the first quarter of 1996, and production costs per BOE decreased 4% during the same time period (from $4.95 to $4.76 during the first quarters of 1995 and 1996, respectively). The decrease is due to the sale of certain high operating cost properties sold during 1995 and a concentrated effort to evaluate and reduce all operating costs.

Depletion Expense. Depletion expense per BOE decreased 25% in the first quarter of 1996 as compared to the first quarter of 1995. The decrease is primarily the result of the following factors: (i) the significant increase in oil and gas reserves during 1995 resulting from the Company's exploration and development drilling activities, including revisions, and (ii) a reduction in the Company's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Exploration and Abandonments. Exploration and abandonments decreased significantly during the first quarter of 1996 as compared to the first quarter of 1995 (from $6.6 million in 1995 to $4.4 million in 1996). This decrease is largely the result of decreased activity, both in exploratory drilling and geological and geophysical activity, related to the Company's Australian subsidiaries which were sold in March 1996 (see "Disposition of Australasian Assets" above and Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements"). The following table sets forth the components of the 1996 and 1995 first quarter expense:

                       PARKER & PARSLEY PETROLEUM COMPANY



                                                          Three months
                                                         ended March 31,
                                                        1996         1995
                                                      --------     --------
                                                          (in thousands)
    Exploratory dry holes:
      United States                                   $    315     $    295
      Australia and other foreign                          580        1,334
    Geological and geophysical costs:
      United States                                      1,205          467
      Australia and other foreign                        1,622        2,655
    Leasehold abandonments and other                       629        1,821
                                                       -------      -------
                                                      $  4,351     $  6,572
                                                       =======      =======

Approximately 10% of the Company's 1996 capital budget will be spent on exploratory projects compared to 15.9% in 1994 and 16.1% in 1995. The Company currently anticipates that its 1996 exploration efforts will be concentrated in the onshore Gulf Coast area and its interests in Argentina.

Natural Gas Processing. Natural gas processing revenues and costs decreased 42% and 56%, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease is primarily due to the sale of four gas plants during 1995. The average price per Bbl of NGL's increased 12% in the first quarter of 1996 as compared to the first quarter of 1995 (from $12.00 in 1995 to $13.38 in 1996), and the average price per Mcf of gas residue increased 40% during the same period (from $1.37 in 1995 to $1.92 in 1996). In addition, the accompanying Consolidated Statement of Operations for the three months ended March 31, 1996 includes expenses of $635,000 related to the abandonment of a processing facility.

General and Administrative Expenses. General and administrative expense was $6.4 million for the quarter ended March 31, 1996 as compared to $12.6 million for the quarter ended March 31, 1995. The 1995 amount includes a nonrecurring pre-tax charge of approximately $4.5 million consisting primarily of severance costs associated with staff reductions made in the Company's Midland, Texas and Sydney, Australia offices which resulted from organizational changes effected in March, 1995. In addition, the 1996 amount reflects reductions resulting from the implementation of measures intended to reduce overall general and administrative expenses. These measures resulted from the Company's comprehensive internal evaluation of its cost control structure performed during 1995 and primarily consisted of organizational realignments, streamlining of management responsibilities and implementation of company-wide cost control policies.

Interest Expense. Interest expense for the quarter ended March 31, 1996 decreased to $14.7 million as compared to $17.6 million for the comparable period in 1995. The decrease is due to (i) a decrease of $122.4 million in the weighted average outstanding balance of the company's indebtedness resulting

                       PARKER & PARSLEY PETROLEUM COMPANY



primarily from the application of proceeds from the 1995 asset disposition program, offset by (ii) an increase in the weighted average interest rate on the Company's indebtedness to 7.56% for the quarter ended March 31, 1996 from 7.03% for the quarter ended March 31, 1995.

Income Taxes. The Company's income tax expense of $12.3 million for the quarter ended March 31, 1996 and its income tax benefit of $6.8 million for the quarter ended March 31, 1995 reflect the net expense and benefit, respectively, resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. For the quarter ended March 31, 1996, the Company had an effective total tax rate of 46%, including a provision of $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future (see Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements").

Liquidity and Capital Resources

Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

The Company's current capital expenditure budget for 1996 is approximately $175 million, which includes approximately $135 million associated with drilling approximately 475 oil and gas wells. The remaining amount represents costs associated with recompletions, facilities and geological and geophysical costs.

Cash expenditures during the first quarter of 1996 for additions to oil and gas properties totaled $39.6 million. This amount includes $2.8 million for the acquisition of properties and $36.8 million for development and exploratory drilling. Significant drilling expenditures included $18 million in the Spraberry Field of the Permian Basin (including $8.6 million in the Driver unit, $2.7 million in the North Pembrook unit, $1.8 million in the Shackelford unit and $4.9 million in other portions of the Spraberry field), $4.9 million in the onshore Gulf Coast region and $7 million in Australia and other international areas.

In total, the Company spudded 104 domestic wells in the first quarter of 1996 including 86 wells in the Permian Basin, 11 wells in the Gulf Coast region and seven wells in other areas.

Additions to natural gas processing facilities during the first quarter of 1996 represented costs associated with the Company's Spraberry natural gas processing facilities.
                                       21

                       PARKER & PARSLEY PETROLEUM COMPANY


Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic properties, and the Company expects that these resources will be sufficient to fund its capital commitments in 1996. Net cash provided by operating activities, before changes in operating assets and liabilities, increased 47% to $46.6 million during the first quarter of 1996 compared to $31.8 million for the same period in 1995. This increase was primarily attributable to the improvements made in the overall cost structure of the Company during 1995 and improved commodity prices realized during the first quarter of 1996.

During the quarter ended March 31, 1996, net cash received (excluding the subsidiaries' cash on hand of $16.6 million) from the sale of the Australian subsidiaries totaled $108.3 million. Such receipts were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. Also on March 28, 1996, the Company entered into an agreement to sell another wholly-owned Australian subsidiary for cash proceeds of $78.6 million. This sale is expected to be completed during the second quarter of 1996, and the proceeds will be utilized to reduce the Company's outstanding bank indebtedness. See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements." In addition, as mentioned above in "General - Asset Dispositions," the Company has entered into an agreement to sell certain nonstrategic domestic properties for proceeds of approximately $45 million. The sale is expected to close during the second quarter of 1996, and the proceeds will initially be used to reduce the Company's outstanding bank indebtedness and subsequently to provide funding for a portion of the Company's 1996 capital expenditures, including purchases of oil and gas properties in the Company's core areas.

At March 31, 1996, the Company's outstanding long-term indebtedness was principally comprised of approximately $300 million of Senior Notes and $100 million of bank indebtedness.

As the Company continues to pursue its growth strategy, it may utilize alternative financing sources, including the issuance for cash of fixed rate long-term public debt, convertible securities or preferred stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's Board of Directors.

                       PARKER & PARSLEY PETROLEUM COMPANY




Liquidity. At March 31, 1996, the Company had $26.3 million of cash and cash equivalents on hand, compared to $19.9 million at December 31, 1995. The Company's ratio of current assets to current liabilities was 1.25 at March 31, 1996 and 1.28 at December 31, 1995.

- - ---------------

(1) The information in this document includes forward-looking statements that are based on assumptions that in the future may prove not to have been accurate. Those statements, and Parker & Parsley Petroleum Company's business and prospects, are subject to a number of risks including the volatility of oil and gas prices, environmental risks, operating hazards and risks, risks associated with natural gas processing plants, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy. These and other risks are described in the Company's 1995 Annual Report on Form 10-K and in other reports that are available from the United States Securities and Exchange Commission.



                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to various legal proceedings, which are described under "Legal actions" in Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements." The Company is also party to other litigation incidental to its business involving claims in oil and gas leases or interests, other claims or damages in amounts not in excess of 10% of its current assets and other matters, none of which the Company believes to be material.

Item 6.     Exhibits and Reports on Form 8-K


Exhibits

       (1)   None

Reports on Form 8-K

       (1)   None

                       PARKER & PARSLEY PETROLEUM COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   PARKER & PARSLEY PETROLEUM COMPANY




Date:    May 13, 1996              By:   /s/ Scott D. Sheffield
                                         -------------------------------------
                                         Scott D. Sheffield
                                         President and Chief Executive Officer




Date:    May 13, 1996              By:   /s/ Steven L. Beal
                                         -------------------------------------
                                         Steven L. Beal
                                         Senior Vice President and Chief
                                         Financial Officer