Form 10-Q
period 1996-06-30
PARKER & PARSLEY PETROLEUM CO
filed 1996-08-09
CIK 355690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

                                       or

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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of August 1, 1996.... 35,601,025

                               Page 1 of 25 pages.
                             There are no exhibits.

                       PARKER & PARSLEY PETROLEUM COMPANY

                                TABLE OF CONTENTS




                                                                          Page

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 and
             December 31, 1995   .......................................    3

          Consolidated Statements of Operations for the three and six
            months ended June 30, 1996 and 1995.........................    5

          Consolidated Statement of Stockholders' Equity for the six
            months ended June 30, 1996..................................    6

          Consolidated Statements of Cash Flows for the three and six
            months ended June 30, 1996 and 1995.........................    7

          Notes to Consolidated Financial Statements....................    8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   13



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................   23


Item 4.   Submission of Matters to a Vote of Security Holders...........   23


Item 6.   Exhibits and Reports on Form 8-K..............................   24


          Signatures....................................................   25

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                       PARKER & PARSLEY PETROLEUM COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    June 30,       December 31,
                                                      1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                        $    60,066     $    19,940
  Restricted cash                                        1,862          15,572
  Accounts receivable:
    Trade, net                                          33,845          49,257
    Affiliates                                           1,247           2,369
    Oil and gas sales                                   32,216          37,358
  Assets held for resale                                   178           3,677
  Inventories                                            5,818           9,880
  Deferred income taxes                                  3,900           1,600
  Other current assets                                   2,424           2,757
                                                    ----------      ----------
         Total current assets                          141,556         142,410
                                                    ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
      Proved properties                              1,294,880       1,450,290
      Unproved properties                                1,020          14,574
  Natural gas processing facilities                     58,206          63,395
  Accumulated depletion, depreciation and
    amortization                                      (398,692)       (406,513)
                                                    ----------      ----------
                                                       955,414       1,121,746
                                                    ----------      ----------
Restricted investments                                      -            5,345
Other property and equipment, net                       26,523          31,755
Other assets, net                                       15,119          17,973
                                                    ----------      ----------
                                                   $ 1,138,612     $ 1,319,229
                                                    ==========      ==========
   The financial information included as of June 30, 1996 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        3

                       PARKER & PARSLEY PETROLEUM COMPANY

                        (in thousands, except share data)

                                                     June 30,     December 31,
                                                       1996           1995
                                                   ------------   ------------
                                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Current maturities of long-term debt             $      1,615   $      2,608
  Distributable litigation settlement                        -          13,633
  Undistributed unit purchases                            1,862          1,939
  Accounts payable:
    Trade                                                55,208         58,263
    Affiliates                                            2,045            574
  Domestic and foreign income taxes                          97          2,875
  Other current liabilities                              23,661         31,017
                                                    -----------    -----------
         Total current liabilities                       84,488        110,909
                                                    -----------    -----------
Long-term debt, less current maturities                 316,532        586,549
Other noncurrent liabilities                             11,465         16,656
Deferred income taxes                                    32,900          5,300

Preferred stock of subsidiary                           188,820        188,820

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares
    authorized; none issued and outstanding                  -              -
  Common stock, $.01 par value; 180,000,000 shares
    authorized; 36,604,829 and 36,387,960 shares
    issued at June 30, 1996 and December 31, 1995,
    respectively                                            366            364
  Additional paid-in capital                            456,269        452,718
  Treasury stock, at cost; 1,012,729 and 1,004,684
    shares at June 30, 1996 and December 31, 1995,
    respectively                                         (7,026)        (6,844)
  Unearned compensation                                  (1,807)        (2,055)
  Retained earnings (deficit)                            56,605        (36,491)
  Cumulative translation adjustment                          -           3,303
                                                    -----------    -----------
         Total stockholders' equity                     504,407        410,995

Commitments and contingencies (Note C)
                                                     ----------     ----------
                                                    $ 1,138,612    $ 1,319,229
                                                     ==========     ==========
   The financial information included as of June 30, 1996 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        4

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                 Three months ended        Six months ended
                                      June 30,                  June 30,
                              -----------------------   -----------------------
                                 1996         1995         1996         1995
                              ----------   ----------   ----------   ----------
Revenues:
  Oil and gas                 $   93,989   $   98,419   $  192,014   $  192,960
  Natural gas processing           5,685       10,005       11,104       19,429
  Gas marketing                       -        24,508           -        51,200
  Interest and other               1,256        2,087        2,423        3,608
  Gain on disposition of assets   81,578       23,602       95,249       20,842
                               ---------    ---------    ---------    ---------
                                 182,508      158,621      300,790      288,039
                               ---------    ---------    ---------    ---------
Costs and expenses:
  Oil and gas production          26,910       35,383       57,404       70,136
  Natural gas processing           2,837        7,365        6,035       14,570
  Gas marketing                       -        24,248           -        50,548
  Depletion, depreciation and
    amortization                  28,459       40,507       59,638       85,616
  Impairment of oil and gas
    properties                        -       101,268           -       101,268
  Exploration and abandonments     5,775        6,591       10,761       13,163
  General and administrative       6,630       11,679       12,990       24,231
  Interest                        11,370       17,391       26,052       34,958
  Other                              971        6,192        1,344        7,130
                               ---------    ---------    ---------    ---------
                                  82,952      250,624      174,224      401,620
                               ---------    ---------    ---------    ---------
Income (loss) before income
  taxes                           99,556      (92,003)     126,566     (113,581)
Income tax benefit (provision)   (19,400)      29,600      (31,700)      36,400
                               ---------    ---------    ---------    ---------
Net income (loss)             $   80,156   $  (62,403)  $   94,866   $  (77,181)
                               =========    =========    =========    =========
Net income (loss) per share:
     Primary                  $     2.24   $    (1.77)  $     2.66   $    (2.19)
                               =========    =========    =========    =========
     Fully Diluted            $     1.93   $    (1.77)  $     2.32   $    (2.19)
                               =========    =========    =========    =========
Dividends declared per share  $       -    $       -    $      .05   $      .05
                               =========    =========    =========    =========
Weighted average shares
  outstanding                 35,803,093   35,235,011   35,699,560   35,174,227
                              ==========   ==========   ==========   ==========
         The financial information included herein has been prepared by management without audit by independent public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        5

                       PARKER & PARSLEY PETROLEUM COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)
                                   (Unaudited)

                              Common
                              Stock                Additional                             Retained    Cumulative       Total
                              Shares      Common    Paid-in     Treasury     Unearned     Earnings    Translation   Stockholders'
                            Outstanding   Stock     Capital       Stock    Compensation   (Deficit)   Adjustment       Equity
                            -----------   ------   ----------   --------   ------------   ---------   -----------   -------------

Balance at January 1, 1996   35,383,276   $  364   $  452,718   $ (6,844)   $  (2,055)    $(36,491)    $   3,303     $   410,995
Exercise of long-term
 incentive plan stock
 options                        192,611        2        2,557         -            -            -             -            2,559
Tax benefits related to
 stock options                       -        -           400         -            -            -             -              400
Purchase of treasury stock       (8,045)      -            -        (182)          -            -             -             (182)
Shares awarded                   24,258       -           594         -          (702)          -             -             (108)
Amortization of unearned
 compensation                        -        -            -          -           950           -             -              950
Net income                           -        -            -          -            -        94,866            -           94,866
Dividends ($.05 per share)           -        -            -          -            -        (1,770)           -           (1,770)
Currency translation
 adjustment                          -        -            -          -            -            -         (3,303)         (3,303)
                            -----------    -----    ---------    -------     --------      -------     ---------      ----------

Balance at June 30, 1996     35,592,100   $  366   $  456,269   $ (7,026)   $  (1,807)    $ 56,605     $      -      $   504,407
                            ===========    =====    =========    =======     ========      =======     =========      ==========







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

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                        -------------------- ------------------
                                          1996       1995      1996     1995
                                        --------- ---------- -------- ---------
Cash flows from operating activities:
 Net income (loss)                      $  80,156 $ (62,403) $ 94,866 $ (77,181)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion, depreciation and
    amortization                           28,459    40,507    59,638    85,616
   Impairment of oil and gas properties        -    101,268        -    101,268
   Exploration and abandonments             4,339     5,782     8,247    11,452
   Deferred income taxes                   19,400   (29,800)   31,700   (36,600)
   Gain on disposition of assets          (81,578)  (23,602)  (95,249)  (20,842)
   Other noncash charges                    1,417    13,219     1,677    15,830
                                         --------  --------  --------  --------
                                           52,193    44,971   100,879    79,543
 Change in operating assets and
  liabilities, net of effects from
  acquisitions:
   Accounts receivable                     10,730     6,122    19,378    13,341
   Inventory                                 (500)      533      (554)     (195)
   Other current assets                      (360)      470       154     1,151
   Accounts payable                         1,881       881    (3,012)   (3,439)
   Accrued income taxes and other current
    liabilities                           (10,144)     (872)    3,679      (865)
   Other                                       -       (552)       -       (552)
                                         --------  --------  --------  --------
   Net cash provided by operating
    activities                             53,800    51,553   120,524    88,984
                                         --------  --------  --------  --------
Cash flows from investing activities:
 Payment for acquisitions, net of cash
  acquired                                    (18)     (252)      (77)   (1,244)
 Proceeds from disposition of wholly-owned
  subsidiaries, net of cash disposed       70,456        -    178,737        -
 Proceeds from disposition of assets       42,075   123,024    45,877   138,416
 Additions to oil and gas properties      (32,270)  (52,532)  (73,945)  (90,362)
 Additions to natural gas processing
  facilities                               (1,031)     (353)   (1,873)   (5,520)
 Additions to other property and
  equipment and other assets                 (310)   (4,156)   (1,097)   (8,338)
                                         --------  --------  --------  --------
   Net cash provided by investing
    activities                             78,902    65,731   147,622    32,952
                                         --------  --------  --------  --------
Cash flows from financing activities:
 Borrowings under long-term debt              614   150,118       782   164,862
 Principal payments on long-term  debt   (101,005) (275,020) (229,283) (282,012)
 Payment of noncurrent liabilities           (279)     (188)     (389)     (442)
 Issuance of common stock, net                 -        (22)       -        (22)
 Deferred loan fees/issuance costs            (43)   (3,406)      (43)   (3,406)
 Dividends                                      -        -     (1,770)   (1,746)
 Purchase of treasury stock                  (109)      (58)     (182)     (134)
 Exercise of long-term incentive plan
  stock options                             1,823     1,018     2,559     1,406
 Distributable litigation settlement -
  receipts                                    356        -      5,290        -
 Distributable litigation settlement -
  payments                                (18,876)       -    (18,876)       -
 Other                                         -         60      (108)      169
                                         --------  --------  --------  --------
   Net cash used in financing activities (117,519) (127,498) (242,020) (121,325)
                                         --------  --------  --------  --------
Effect of exchange rate changes on cash
 and cash equivalents                          -        (94)      290      (619)
Net increase (decrease) in cash, cash
 equivalents and restricted cash           15,183   (10,214)   26,126       611
Cash, cash equivalents and restricted
 cash, beginning of period                 46,745    50,202    35,512    39,902
                                         --------  --------  --------  --------
Cash, cash equivalents and restricted
 cash, end of period                    $  61,928 $  39,894 $  61,928 $  39,894
                                         ========  ========  ========  ========
         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        7

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE A.   Summary of Significant Accounting Policies

Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of Parker & Parsley Petroleum Company (the "Company") as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

NOTE B.   Disposition of Australasian Assets

       On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. During the six months ended June 30, 1996, the Company received aggregate consideration of $239.5 million for these combined sales which consisted of $188.6 million of proceeds for the equity of such entities ($6.6 million of which is escrowed pending final purchase adjustments), $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The accompanying Consolidated Statement of Operations for the six months ended June 30, 1996 includes a pre-tax gain of $85.2 million from the disposition of these subsidiaries (net of transaction expenses of approximately $8.5 million) and an income tax provision of $16.9 million. The income tax provision includes $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

       The assets sold to Santos Ltd. consisted primarily of properties located in the Cooper Basin in Central Australia, the Surat Basin in Northeast Australia, the Carnarvon Basin on the Northwest Shelf off the coast of Western Australia, the Otway Basin off the coast of Southeast Australia and the Central Sumatra Basin in Indonesia. At December 31, 1995, the Company's interests in these properties contained 32.1 million BOE of proved reserves (consisting of 12.4 million Bbls of oil and 118.3 Bcf of gas), representing $133.8 million of SEC 10 value. The accompanying Consolidated Statement of Operations for the six months ended June 30, 1996 includes the results of operations from these properties prior to their sale on March 28, 1996. During 1996, these properties produced 349,500 Bbls of oil and 1,927,000 Mcf of gas. The Company received an average price of $19.55 per Bbl and $1.95 per Mcf from such production or $10.6 million in total revenues. Total production costs associated with these properties were $3.3 million ($4.92 per equivalent Bbl) and depletion expense was $3.9 million ($5.84 per equivalent Bbl).

       The wholly-owned subsidiary sold to Phillips Petroleum International Investment Company, Bridge Oil Timor Sea, Inc., has a wholly-owned subsidiary, Bridge Oil Timor Sea Pty Ltd., which owns a 22.5% interest in the ZOCA 91-13 permit in the offshore Bonaparte Basin in the Zone of Cooperation between Australia and Indonesia.

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

       Indemnifications. The Company has indemnified its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.
                                        9

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

       Damson Master Limited Partnership ("DMLP"), a wholly-owned subsidiary of the Company, owns a natural gas processing plant located in Texas County, Oklahoma known as the "Hooker Plant" and the gas gathering system associated therewith (the "Hooker Gathering System"). Prior to 1993, Dorchester Hugoton, Ltd. ("DHL") and DMLP were parties to a gas processing agreement (the "Hooker Processing Agreement") pursuant to which DMLP gathered and processed the gas produced from certain oil and gas properties owned by DHL (the "Texas County Properties"). Under the terms of the Hooker Processing Agreement, DMLP retained the extracted natural gas liquids and returned the residue gas to DHL, which sold the residue gas to Natural Gas Pipeline Co. of America ("NGPL") under a gas purchase contract that had been entered into in 1946 (the "NGPL Contract"). As compensation for the amount of Btu content extracted from the natural gas stream during process ing, DMLP was obligated to make a "keep-whole payment" to DHL, the amount of which was related to the price that DHL received for residue gas under the NGPL Contract. DMLP, by that certain Assignment of Undivided Interests in Oil and Gas Leaseholds and Bill of Sale dated June 20, 1986 (the "1986 Assignment"), conveyed to DHL its remaining 20% interest in the Texas County Properties and reserved a production payment and the right to a 5% participation interest in certain future wells. Several related litigation matters involving DMLP and DHL have arisen in connection with the Hooker Plant, the Hooker Gathering System, the terms of the 1986 Assignment and the Hooker Processing Agreement. On August 1, 1996, DHL, DMLP and their related entities entered into a settlement agreement resolving all outstanding litigation between the parties. The settlement provides for a $7.0 million cash payment to the Company, together with annual formula based production payments beginning in February 1997 and continuing through February 2026. The Company estimates that the 1997 payment will be at least $800 thousand, and although dependent on future gas prices and related transportation costs, the Company estimates the total value of the production payments to be at least $5.0 million.

       The agreement further provides confirmation of the Company's ownership in a high pressure gas pipeline system and three solar compressors which form an integral part of the value of the Company's Hooker Gas Plant. The Company is to receive DHL's 32% working interest in 14 wells located in Kansas and operated by Anadarko Petroleum in exchange for Parker & Parsley's 20% working interest in 18 wells, also in Kansas, operated by DHL. DHL will receive ownership of the low pressure gas gathering system which presently services its own Oklahoma Hugoton wells and confirmation of its right to process the gas from those same wells.

       All pending litigation and appeals between the parties are to be vacated, including the $6.5 million judgment previously entered against the Company by the District Court of Texas County, Oklahoma. Other than DHL's continuing obligation to Parker & Parsley for the production payment through 2026, the settlement severs all business ties between the companies.

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

NOTE D.   Derivative Financial Instruments

        Commodity hedges. The Company utilizes various swap and option contracts to hedge the effect of price changes on future oil and gas production. The following table sets forth the future volumes hedged by year and the weighted average price to be received based upon the fixed price of the individual swap and option contracts outstanding at June 30, 1996:

                                                 Gas      Oil
                                               Volume    Volume      Price
        Year                                    (Bcf)   (MMBbls)   per Mcf/Bbl
        ----                                   ------   --------   -----------
 Gas production:
  1996 - Swap Contracts.....................    15.5        -         $ 2.04
  1997 - Swap Contracts.....................    14.6        -         $ 1.99
  1998 - Swap Contracts.....................     1.8        -         $ 1.86

 Oil production:
  1996 - Collar Option and Swap Contracts...      -        1.9     $17.81-19.41
  1997 - Swap Contracts.....................      -        1.1        $18.04

       During July and August 1996, the Company entered into additional hedge positions for 1996, 1997 and 1998 gas production and 1997 oil production. The additional gas swap contracts have provided the Company with hedge positions for an additional 1.5 Bcf of gas at a weighted average price of $2.18 for the six-month period ending December 31, 1996, 5.5 Bcf of gas at a weighted average price of $1.98 for the twelve-month period ending December 31, 1997 and 1.6 Bcf of gas at a weighted average price of $1.85 for the four-month period ending April 30, 1998. The additional oil swap contracts have provided the Company with hedge positions for an additional 1.1 million Bbls of oil at a price of $18.56 for the twelve-month period ending December 31, 1997.

       Interest rate swap agreements. During the second quarter of 1996, the Company entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62% while the weighted average variable rate being paid by the Company for the first six month period is 5.64%. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The interest rate differential to be received or paid is recognized over the term of the agreements as an adjustment to interest expense.

NOTE E.   Gas Marketing

       Effective January 1, 1996, the Company, along with Apache Corporation and Oryx Energy Company, formed Producers Energy Marketing, LLC ("ProEnergy"), a natural gas marketing company organized to create a direct link between gas producers and purchasers. The venture is structured to flow through the benefits arising out of the expanded services and the economies of scale from the aggregation of substantial volumes of gas. The Company is obligated to sell to ProEnergy all gas production (subject to certain exclusions relative to immaterial volumes) owned or controlled by the Company, or any affiliate, in North America (onshore and offshore), which is not subject to a binding and enforceable gas sales contract in effect on July 1, 1996. As a result, as of January 1, 1996, the Company no longer has any revenues or expenses associated with third party gas marketing activities.

                       PARKER & PARSLEY PETROLEUM COMPANY



ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations(1)

General

Financial Performance. The Company reported net income of $80.2 million ($2.24 per share) for the quarter ended June 30, 1996 and $94.9 million ($2.66 per share) for the six months ended June 30, 1996, as compared to a net loss of
$62.4 million ($1.77 per share) and $77.2 million ($2.19 per share), respectively, for the comparable periods in 1995. During the quarter ended June 30, 1996, the Company reported net income from continuing operations, excluding the after tax net gain on disposition of assets of $68.4 million, of $11.8 million, or $.33 per share. During the six months ended June 30, 1996, the Company reported net income from continuing operations, excluding the after tax net gain on disposition of assets of $74.8 million, of $20.1 million, or $.56 per share. The Company's financial performance for the three and six months ended June 30, 1996 was also positively affected by the following items: (i) improved oil and gas prices, (ii) decreases in production costs due to the sale of certain high operating cost properties in 1995 and certain other cost reduction efforts initiated in 1995, (iii) decreases in depletion, depreciation, and amortization expenses as a result of a significant increase in the Company's oil and gas reserves during 1995 and a reduction in the Company's net depletable basis from charges taken in accordance with the Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (iv) a decrease in general and administrative expenses primarily resulting from the implementation during 1995 of measures intended to reduce overall general and administrative expenses, and (v) a decrease in interest expense due to a decrease in the Company's outstanding long-term indebtedness.

Net cash provided by operating activities, before changes in operating assets and liabilities, increased 16% to $52.2 million and 27% to $100.9 million during the three and six months ended June 30, 1996, respectively, compared to $45 million and $79.5 million for the same periods in 1995. This increase was primarily attributable to the improvements made in the overall cost structure of the Company during 1995 and improved commodity prices realized during the first half of 1996.

In addition, long-term debt has been reduced by $270 million from $586.5 million at December 31, 1995 to $316.5 million at June 30, 1996 due to the application of proceeds from the disposition of Australasian assets and other asset dispositions described below. Consequently, the Company's long-term debt to total capitalization, net of cash, has been reduced to 27% at June 30, 1996 from 47% at December 31, 1995.

Disposition of Australasian Assets. On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment

                       PARKER & PARSLEY PETROLEUM COMPANY



Company. During the six months ended June 30, 1996, the Company received aggregate consideration of $239.5 million from these combined sales which consisted of $188.6 million of proceeds for the equity of such entities ($6.6 million of which is escrowed pending final purchase adjustments), $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The proceeds, after payment of certain costs and expenses, were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The accompanying Consolidated Statement of Operations for the six months ended June 30, 1996 includes a pre-tax gain of $85.2 million from the disposition of these subsidiaries (net of transaction expenses of approximately $8.5 million) and an income tax provision of $16.9 million. The income tax provision includes $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

The assets sold to Santos Ltd. consisted primarily of properties located in the Cooper Basin in Central Australia, the Surat Basin in Northeast Australia, the Carnarvon Basin on the Northwest Shelf off the coast of Western Australia, the Otway Basin off the coast of Southeast Australia and the Central Sumatra Basin in Indonesia. At December 31, 1995, the Company's interests in these properties contained 32.1 million BOE of proved reserves (consisting of 12.4 million Bbls of oil and 118.3 Bcf of gas), representing $133.8 million of SEC 10 value. The accompanying Consolidated Statement of Operations for the six months ended June 30, 1996 includes the results of operations from these properties prior to their sale on March 28, 1996. During 1996, these properties produced 349,500 Bbls of oil and 1,927,000 Mcf of gas. The Company received an average price of $19.55 per Bbl and $1.95 per Mcf from such production or $10.6 million in total revenues. Total production costs associated with these properties were $3.3 million ($4.92 per equivalent Bbl) and depletion expense was $3.9 million ($5.84 per equivalent Bbl).

The wholly-owned subsidiary sold to Phillips Petroleum International Investment Company, Bridge Oil Timor Sea, Inc., has a wholly-owned subsidiary, Bridge Oil Timor Sea Pty Ltd., which owns a 22.5% interest in the ZOCA 91-13 permit in the offshore Bonaparte Basin in the Zone of Cooperation between Australia and Indonesia.

Asset Dispositions. From time to time, the Company disposes of nonstrategic assets in order to raise capital for other activities, reduce debt or eliminate costs associated with nonstrategic assets. During the six months ended June 30, 1996, the Company sold certain domestic nonstrategic oil and gas properties, gas plants and other related assets for aggregate proceeds of approximately $45.9 million. The proceeds from the asset dispositions were initially used to reduce the Company's outstanding bank indebtedness and subsequently will be used to provide funding for a portion of the Company's 1996 capital expenditures, including purchases of oil and gas properties in the Company's core areas.

Cost Reductions. As a result of the Company's emphasis on cost control efforts and the disposition of certain domestic nonstrategic oil and gas properties

                       PARKER & PARSLEY PETROLEUM COMPANY



during 1995 and 1996, production costs per BOE declined 6% (from $5.06 to $4.74) and 5% (from $5.01 to $4.75), respectively, for the three and six months ended June 30, 1996, as compared to the same periods in 1995. During 1995, the Company initiated programs to study specific opportunities for significant future reductions in its entire cost structure. These programs have continued in 1996, and the Company expects production costs per BOE to decline as the benefits of continuing to sell high cost properties are realized and as specific programs for further cost reductions are implemented.

During 1995, the Company performed a comprehensive internal evaluation of its general and administrative cost structure and implemented measures intended to reduce overall general and administrative expense. These measures primarily involved organizational realignments, streamlining of management responsibilities and implementation of Company-wide cost control policies. The benefits of these measures continue to be realized during 1996 as evidenced by the reduction of general and administrative expenses from $14.3 million for the six months ended June 30, 1995 (excluding $9.9 million in nonrecurring reorganization charges) to $13 million for the six months ended June 30, 1996.

Commodity Prices. The Company attempts to reduce its exposure to adverse commodity price fluctuations through various hedging techniques. At June 30, 1996, the Company had entered into swap agreements fixing the price of 15.5 Bcf of remaining 1996 gas production, 14.6 Bcf of 1997 gas production and 1.8 Bcf of 1998 gas production at weighted average prices of $2.04, $1.99 and $1.86, respectively, per Mcf. In addition, at June 30, 1996, the Company had fixed the price of 1.9 million Bbls of remaining 1996 oil production in the weighted average price range of $17.81 to $19.41 per Bbl and 1.1 million Bbls of 1997 oil production at a weighted average price of $18.04 per Bbl through various collar option and swap contracts. During July and August 1996, the Company entered into additional hedge positions for 1996, 1997 and 1998 gas production and 1997 oil production. The additional gas swap contracts have provided the Company with hedge positions for an additional 1.5 Bcf of gas at a weighted average price of $2.18 for the six-month period ending December 31, 1996, 5.5 Bcf of gas at a weighted average price of $1.98 for the twelve-month period ending December 31, 1997 and 1.6 Bcf of gas at a weighted average price of $1.85 for the four-month period ending April 30, 1998. The additional oil swap contracts have provided the Company with hedge positions for an additional 1.1 million Bbls of oil at a price of $18.56 for the twelve-month period ending December 31, 1997.

Legal Actions. Damson Master Limited Partnership ("DMLP"), a wholly-owned subsidiary of the Company, owns a natural gas processing plant located in Texas County, Oklahoma known as the "Hooker Plant" and the gas gathering system associated therewith (the "Hooker Gathering System"). Prior to 1993, Dorchester Hugoton, Ltd. ("DHL") and DMLP were parties to a gas processing agreement (the "Hooker Processing Agreement") pursuant to which DMLP gathered and processed the gas produced from certain oil and gas properties owned by DHL (the "Texas County Properties"). Under the terms of the Hooker Processing Agreement, DMLP retained the extracted natural gas liquids and returned the residue gas to DHL, which

                       PARKER & PARSLEY PETROLEUM COMPANY



sold the residue gas to Natural Gas Pipeline Co. of America ("NGPL") under a gas purchase contract that had been entered into in 1946 (the "NGPL Contract"). As compensation for the amount of Btu content extracted from the natural gas stream during processing, DMLP was obligated to make a "keep-whole payment" to DHL, the amount of which was related to the price that DHL received for residue gas under the NGPL Contract. DMLP, by that certain Assignment of Undivided Interests in Oil and Gas Leaseholds and Bill of Sale dated June 20, 1986 (the "1986
Assignment"), conveyed to DHL its remaining 20% interest in the Texas County Properties and reserved a production payment and the right to a 5% participation interest in certain future wells. Several related litigation matters involving DMLP and DHL have arisen in connection with the Hooker Plant, the Hooker Gathering System, the terms of the 1986 Assignment and the Hooker Processing Agreement. On August 1, 1996, DHL, DMLP and their related entities entered into a settlement agreement resolving all outstanding litigation between the parties. The settlement provides for a $7.0 million cash payment to the Company, together with annual formula based production payments beginning in February 1997 and continuing through February 2026. The Company estimates that the 1997 payment will be at least $800 thousand, and although dependent on future gas prices and related transportation costs, the Company estimates the total value of the production payments to be at least $5.0 million.

The agreement further provides confirmation of the Company's ownership in a high pressure gas pipeline system and three solar compressors which form an integral part of the value of the Company's Hooker Gas Plant. The Company is to receive DHL's 32% working interest in 14 wells located in Kansas and operated by Anadarko Petroleum in exchange for Parker & Parsley's 20% working interest in 18 wells, also in Kansas, operated by DHL. DHL will receive ownership of the low pressure gas gathering system which presently services its own Oklahoma Hugoton wells and confirmation of its right to process the gas from those same wells.

All pending litigation and appeals between the parties are to be vacated, including the $6.5 million judgment previously entered against the Company by the District Court of Texas County, Oklahoma. Other than DHL's continuing obligation to Parker & Parsley for the production payment through 2026, the settlement severs all business ties between the companies.

                       PARKER & PARSLEY PETROLEUM COMPANY


Results of Operations

Oil and Gas Production.
                                       Three months ended     Six months ended
                                            June 30,              June 30,
                                     --------------------  --------------------
                                        1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
                                      (in thousands, except per unit amounts)
Revenues:
 Oil and gas                         $  93,989  $  98,419  $ 192,014  $ 192,960
 Gain on disposition of oil and gas
  properties (a)                         7,290     24,169      7,753     21,315
                                      --------   --------   --------   --------
                                       101,279    122,588    199,767    214,275
                                      --------   --------   --------   --------
Costs and expenses:
 Oil and gas production                (26,910)   (35,383)   (57,404)   (70,136)
 Depletion                             (26,177)   (36,887)   (54,773)   (78,549)
 Impairment of oil and gas properties       -    (101,268)        -    (101,268)
 Exploration and abandonments           (3,062)    (3,791)    (4,586)    (7,241)
 Geological and geophysical             (2,025)    (2,800)    (4,851)    (5,922)
                                      --------   --------   --------   --------
                                       (58,174)  (180,129)  (121,614)  (263,116)
                                      --------   --------   --------   --------
   Operating profit (loss) (excluding
    general and administrative
    expenses and income taxes)       $  43,105  $ (57,541) $  78,153  $ (48,841)
                                      ========   ========   ========   ========
- - ---------------
(a) The 1996 amount does not include the gain related to the disposition of Australasian assets.

Worldwide:
  Production:
    Oil (MBbls)                          2,604      3,370      5,721      6,713
    Gas (MMcf)                          18,460     21,753     38,196     43,798
    Total (MBOE)                         5,681      6,996     12,087     14,013
  Average daily production:
    Oil (Bbls)                          28,621     37,030     31,432     37,086
    Gas (Mcf)                          202,862    239,046    209,866    241,979
  Average oil price (per Bbl)        $   20.41  $   17.33  $   19.30  $   16.98
  Average gas price (per Mcf)             2.21       1.84       2.14       1.80
  Costs:
    Production costs (per BOE)       $    4.74  $    5.06  $    4.75  $    5.01
    Depletion (per BOE)                   4.61       5.27       4.53       5.61

Domestic:
  Production:
    Oil (MBbls)                          2,580      2,972      5,347      5,938
    Gas (MMcf)                          18,460     19,669     36,269     39,742
    Total (MBOE)                         5,657      6,250     11,392     12,562
  Average daily production:
    Oil (Bbls)                          28,353     32,653     29,378     32,807
    Gas (Mcf)                          202,862    216,139    199,278    219,567
  Average oil price (per Bbl)        $   20.44  $   17.07  $   19.29  $   16.72
  Average gas price (per Mcf)             2.21       1.84       2.15       1.80
  Costs:
    Production costs (per BOE)       $    4.74  $    5.16  $    4.74  $    5.08
    Depletion (per BOE)                   4.62       5.09       4.46       5.46

                       PARKER & PARSLEY PETROLEUM COMPANY



Oil and Gas Revenues. Revenues from oil and gas operations totaled $94 million and $192 million for the three and six months ended June 30, 1996, respectively, as compared to $98.4 million and $193 million for the comparable periods in 1995, representing decreases of 5% and 1%, respectively. These decreases are primarily attributable to decreased production resulting from the sale of the Australasian assets and the 1995 and 1996 domestic asset divestitures, offset by an increase in the average price received for both oil and gas production. The average oil price received for the three and six months ended June 30, 1996 increased 18% and 14%, respectively, while the average gas price received increased 20% and 19%, respectively, as compared to the same periods in 1995.

Excluding production from the Australasian assets which were sold in 1996 and production from the nonstrategic domestic assets which were sold in 1995 and 1996, average daily oil production increased 14% from 24,527 Bbls for the six months ended June 30, 1995 to 28,075 Bbls for the six months ended June 30, 1996 and average daily gas production increased 11% from 170,192 Mcf to 189,580 Mcf for the same period.

Production Costs. Total production costs decreased 24% and 18% for the three and six months ended June 30, 1996, respectively, as compared to the three and six months ended June 30, 1995. Production costs per BOE also declined during these periods by 6% (from $5.06 in 1995 to $4.74 in 1996) and 5% (from $5.01 in 1995 to $4.75 in 1996) for the three and six months ended June 30, 1996, respectively. These decreases are due to the sale of certain high operating cost domestic properties sold during 1995 and 1996 and a concentrated effort to evaluate and reduce all operating costs.

Depletion Expense. Depletion expense per BOE decreased 13% and 19% for the three and six months ended June 30, 1996, as compared to the same periods in 1995. These decreases are primarily the result of the following factors: (i) the significant increase in oil and gas reserves during 1995 resulting from the Company's exploration and development drilling activities, including revisions, and (ii) a reduction in the Company's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs decreased significantly during the six months ended June 30, 1996 as compared to the same 1995 period (from $13.2 million in 1995 to $9.4 million in 1996). This decrease is largely the result of decreased activity, both in exploratory drilling and geological and geophysical activity, undertaken by the Company's Australian subsidiaries which were sold in March 1996 (see "Disposition of Australasian Assets" above and Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements"), offset by increases in geological and geophysical activity in the United States. The following table sets forth the components of the 1996 and 1995 expense for the six months ended June 30:

                       PARKER & PARSLEY PETROLEUM COMPANY



                                                    Six months ended
                                                        June 30,
                                                  1996            1995
                                                --------        --------
                                                     (in thousands)
Exploratory dry holes:
   United States                                $    724        $    749
   Australia and other foreign                       580           3,943
Geological and geophysical costs:
   United States                                   3,299             740
   Australia and other foreign                     1,552           5,182
Leasehold abandonments and other                   3,282           2,549
                                                 -------         -------
                                                $  9,437        $ 13,163
                                                 =======         =======

Approximately 10% of the Company's 1996 capital budget will be spent on exploratory projects compared to 9.3% in 1995 and 10.5% in 1994, excluding activity related to Australia. During the six months ended June 30, 1996, the Company drilled 11 exploratory wells, seven of which were successful. During the second half of 1996, the Company anticipates drilling 24 additional exploratory wells, the majority of which will be in the onshore Gulf Coast area.

Natural Gas Processing. Natural gas processing revenues and costs decreased 43% and 59%, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. These decreases are primarily due to the sale of four gas plants during 1995. The average price per Bbl of NGL's increased 10% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 (from $12.10 in 1995 to $13.25 in 1996), and the average price per Mcf of gas residue increased 47% during the same period (from $1.37 in 1995 to $2.01 in 1996).
 In addition, the accompanying Consolidated Statement of Operations for the six months ended June 30, 1996 includes expenses of $1.3 million related to the abandonment of a processing facility and certain inventoried processing equipment.

General and Administrative Expenses. General and administrative expense was $6.6 million and $13 million for the three and six months ended June 30, 1996, respectively, as compared to $11.7 million and $24.2 million for the three and six months ended June 30, 1995. The six months ended June 30, 1995 amount includes charges of approximately $9.9 million consisting primarily of (i) $4.5 million of severance costs in the first quarter of 1995 associated with staff reductions made in the Company's Midland, Texas and Sydney, Australia offices which resulted from organizational changes effected in March, 1995 and (ii) $5.4 million in the second quarter of 1995 related to certain measures implemented by the Company during the first quarter of 1995 to reduce overall general and administrative expenses and the amortization of deferred compensation awarded in 1993. In addition, the 1996 amount reflects further reductions resulting from the continued implementation of measures intended to reduce overall general and administrative expenses. These measures resulted from the Company's

                       PARKER & PARSLEY PETROLEUM COMPANY




comprehensive internal evaluation of its cost control structure performed during 1995 and primarily consisted of organizational realignments, streamlining of management responsibilities and implementation of company-wide cost control policies.

Interest Expense. Interest expense for the three and six months ended June 30, 1996 decreased to $11.4 million and $26.1 million, respectively, as compared to $17.4 million and $35 million for the comparable periods in 1995. The decrease is due to (i) a decrease of $208.7 million and $160.2 million in the weighted average outstanding balance of the company's indebtedness for the three and six months ended June 30, 1996, respectively, as compared to the comparable periods in 1995, resulting primarily from the application of proceeds from the sale of the Australasian assets and the 1995 and 1996 asset divestitures, offset by (ii) an increase in the weighted average interest rate on the Company's indebtedness to 7.92% and 7.80% for the three and six months ended June 30, 1996, respectively, as compared to 7.68% and 7.39% for the comparable periods in 1995.

During the second quarter of 1996, the Company entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62% while the weighted average variable rate being paid by the Company for the first six month period is 5.64%. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The interest rate differential to be received or paid is recognized over the term of the agreements as an adjustment to interest expense.

At June 30, 1996, the Company's outstanding long-term indebtedness was principally comprised of approximately $300 million of fixed rate senior note obligations. These senior note obligations have a weighted average fixed interest rate of 8.57%.

Income Taxes. The Company's income tax expense of $19.4 million and $31.7 million for the three and six months ended June 30, 1996 and its income tax benefit of $29.6 million and $36.4 million for the three and six months ended June 30, 1995 reflect the net expense and benefit, respectively, resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. For the six months ended June 30, 1996, the Company had an effective total tax rate of 25%, including a provision of $16.9 million related to the disposition of Australasian assets ($6.4 million of which relates to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future). See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

                       PARKER & PARSLEY PETROLEUM COMPANY



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

Cash expenditures during the six months ended June 30, 1996 for additions to oil and gas properties totaled $73.9 million. This amount includes $8.6 million for the acquisition of properties and $65.3 million for development and exploratory drilling. Significant drilling expenditures included $31.9 million in the Spraberry Field of the Permian Basin (including $14 million in the Driver unit, $6.1 million in the North Pembrook unit, $2.5 million in the Merchant unit and $9.3 million in other portions of the Spraberry field), $12.3 million in the onshore Gulf Coast region and $1.1 million in Argentina.

In total, the Company spudded 226 domestic wells in the first half of 1996 including 186 wells in the Permian Basin, 24 wells in the Gulf Coast region and 16 wells in other areas. During the second half of the year, the Company has targeted 350 wells to be drilled including 25 horizontal and 24 exploration wells. This drilling program should result in aggregate capital expenditures for 1996 of approximately $210 million which should position the Company to achieve its year-end daily production target of approximately 34,000 Bbls of oil and approximately 220 MMcf of gas.

Additions to natural gas processing facilities during the first half of 1996 represented costs associated with the Company's Spraberry natural gas processing facilities.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic properties, and the Company expects that these resources will be sufficient to fund its remaining capital commitments in 1996. Net cash provided by operating activities, before changes in operating assets and liabilities, increased 16% to $52.2 million during the second quarter of 1996, compared to $45 million for the same period in 1995, and increased 27% to $100.9 million during the six months ended June 30, 1996, compared to $79.5 million for the same period in 1995. This increase was primarily attributable to the improvements made in the overall cost structure of the Company during 1995 and improved commodity prices realized during the first half of 1996.

During the six months ended June 30, 1996, net cash received (excluding the subsidiaries' cash on hand of $16.6 million) from the sale of the Australian subsidiaries totaled $178.7 million. Such receipts were utilized to reduce the Company's outstanding bank indebtedness and for general working capital

                       PARKER & PARSLEY PETROLEUM COMPANY



purposes. See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements." In addition, as mentioned above in "General - Asset Dispositions," during the six months ended June 30, 1996, the Company also completed the sale of certain nonstrategic domestic properties for proceeds of $45.9 million. The proceeds from the asset dispositions were initially used to reduce the Company's outstanding bank indebtedness and subsequently will be used to provide funding for a portion of the Company's 1996 capital expenditures, including purchases of oil and gas properties in the Company's core areas.

At  June  30,  1996,  the  Company's  outstanding  long-term   indebtedness  was
principally comprised of approximately $300 million of senior notes.

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

Liquidity. At June 30, 1996, the Company had $60.1 million of cash and cash equivalents on hand, compared to $19.9 million at December 31, 1995. The Company's ratio of current assets to current liabilities was 1.68 at June 30, 1996 and 1.28 at December 31, 1995.

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

                       PARKER & PARSLEY PETROLEUM COMPANY



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

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 9, 1996 in Midland, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated March 28, 1996). The following is a brief description of the proposals and the results of the stockholder votes.

Election of directors. Prior to the meeting, the Company's Board of Directors designated three nominees as Class II directors with their terms to expire at the annual meeting in 1999 when their successors are elected and qualified. Each such nominee was, at the time of such nomination and at the time of the meeting, a director of the Company. Each nominee was reelected as a director of the Company, with the results of the stockholder voting being as follows:

                                           Authority                Broker
                                For        Withheld     Abstain    Non-Votes
                             ----------    ---------    -------    ---------
   R. Hartwell Gardner       28,323,206     395,387        -           -
   Jerry P. Jones            28,317,748     400,845        -           -
   Charles E. Ramsey, Jr.    28,143,843     574,750        -           -

The term of office for the following directors continued after the meeting: Mel Fischer, Scott D. Sheffield, James L. Houghton, Arthur L. Smith, Edward O. Vetter and Michael D. Wortley.

Ratification of selection of auditors. Prior to the meeting, the Company's Board of Directors selected KPMG Peat Marwick LLP as the auditors of the Company for 1996. KPMG Peat Marwick LLP has audited the Company's financial statements for each of the last seven years. At the meeting, the selection of KPMG Peat Marwick LLP was submitted to the stockholders for ratification. Such selection was ratified, with the results of the stockholder voting being as follows:

                For                       28,466,598
                Against                       55,114
                Abstain                      196,881
                Broker non-votes                  -

                       PARKER & PARSLEY PETROLEUM COMPANY



ITEM 6.   Exhibits and Reports on Form 8-K

Exhibits

(1)   None

Reports on Form 8-K

During the quarter ended June 30, 1996, the Company filed the following Current Reports on Form 8-K:

(1) On April 11, 1995, the Company filed a Current Report on Form 8-K, dated March 28, 1995 (the "Asset Divestiture - 8-K"), reporting under Item 2 (Acquisition or Disposition of Assets) the divestiture of certain wholly-owned Australian subsidiaries and the signing of an agreement to sell an additional wholly-owned subsidiary (Bridge Oil Timor Sea, Inc.). Such Current Report did not include any proforma financial statements relating to the divestiture.

(2) On June 12, 1996, the Company filed a Current Report on Form 8-K/A (Amendment No. 1 to the Asset Divestiture 8-K), dated March 28, 1996, (a) reporting under Item 2 (Acquisition or Disposition of Assets) the divestiture of certain wholly-owned Australian subsidiaries and the signing of agreements to sell an additional wholly-owned subsidiary (Bridge Oil Timor Sea, Inc.) and certain domestic nonstrategic assets, and (b) reporting under Item 7 (Financial Statements and Exhibits) the following pro forma financial information for the Company, taking into account (i) the sale of certain wholly-owned Australian subsidiaries, (ii) the pending sale of Bridge Oil Timor Sea, Inc., (iii) the combined effect of both completed and pending sales of certain nonstrategic domestic oil and gas properties, gas plants and related assets during the period from January 2, 1996 to May 31, 1996, and (iv) the aggregate effect of completed sales of certain nonstrategic domestic oil and gas properties, gas plants and related assets during the year ended December 31, 1995.

        a.  Preliminary Statement
        b.  Unaudited Pro Forma Combined Balance Sheet as of March 31, 1996
        c. Unaudited Pro Forma Combined Statement of Operations for the three months ended March 31, 1996
        d. Unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1995
        e.  Notes to Unaudited Pro Forma Combined Financial Statements

                       PARKER & PARSLEY PETROLEUM COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       PARKER & PARSLEY PETROLEUM COMPANY




Date:    August 9, 1996                By:  /s/ Steven L. Beal
                                          -------------------------------
                                          Steven L. Beal, Senior Vice President
                                            and Chief Financial Officer