Form 10-Q
period 1996-09-30
PARKER & PARSLEY PETROLEUM CO
filed 1996-11-13
CIK 355690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

Number of shares of Common Stock outstanding
  as of November 1, 1996............................................. 35,637,059


                               Page 1 of 24 pages.
                            Exhibit index on page 23.

                       PARKER & PARSLEY PETROLEUM COMPANY

                                TABLE OF CONTENTS




                                                                         Page

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1996 and
             December 31, 1995   .......................................   3

          Consolidated Statements of Operations for the three and nine
            months ended September 30, 1996 and 1995....................   5

          Consolidated Statement of Stockholders' Equity for the nine
            months ended September 30, 1996.............................   6

          Consolidated Statements of Cash Flows for the three and nine
            months ended September 30, 1996 and 1995....................   7

          Notes to Consolidated Financial Statements....................   8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................  12


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  23

Item 6.   Exhibits and Reports on Form 8-K..............................  23

          Signatures....................................................  24

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                       PARKER & PARSLEY PETROLEUM COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    -----------
                                                   (Unaudited)
              ASSETS

Current assets:
  Cash and cash equivalents                        $   67,639      $   19,940
  Restricted cash                                       1,769          15,572
  Accounts receivable:
      Trade, net                                       28,192          49,257
      Affiliates                                          498           2,369
      Oil and gas sales                                30,742          37,358
  Assets held for resale                                  -             3,677
  Inventories                                           4,451           9,880
  Deferred income taxes                                 4,200           1,600
  Other current assets                                  2,364           2,757
                                                    ---------       ---------
              Total current assets                    139,855         142,410
                                                    ---------       ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
      efforts method of accounting:
          Proved properties                         1,358,463       1,450,290
          Unproved properties                           5,394          14,574
  Natural gas processing facilities                    58,580          63,395
  Accumulated depletion, depreciation and
      amortization                                   (424,123)       (406,513)
                                                    ---------       ---------
                                                      998,314       1,121,746
                                                    ---------       ---------
Restricted investments                                    -             5,345
Other property and equipment, net                      25,516          31,755
Other assets, net                                      15,005          17,973
                                                    ---------       ---------
                                                   $1,178,690      $1,319,229
                                                    =========       =========

 The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                        (in thousands, except share data)

                                                   September 30,   December 31,
                                                       1996           1995
                                                   ------------    -----------
                                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
    Current maturities of long-term debt           $    1,379      $    2,608
    Distributable litigation settlement                   -            13,633
    Undistributed unit purchases                        1,769           1,939
    Accounts payable:
      Trade                                            66,867          58,263
      Affiliates                                        3,252             574
    Domestic and foreign income taxes                     122           2,875
    Other current liabilities                          18,896          31,017
                                                    ---------       ---------
              Total current liabilities                92,285         110,909
                                                    ---------       ---------
Long-term debt, less current maturities               316,246         586,549
Other noncurrent liabilities                            8,958          16,656
Deferred income taxes                                  48,100           5,300

Preferred stock of subsidiary                         188,820         188,820

Stockholders' equity:
    Preferred stock, $.01 par value; 20,000,000
      shares authorized; none issued and outstanding      -               -
    Common stock, $.01 par value; 180,000,000
      shares authorized; 36,622,495 and
      36,387,960 shares issued at September 30,
      1996 and December 31, 1995, respectively            366             364
    Additional paid-in capital                        456,840         452,718
    Treasury stock, at cost; 1,016,501 and
      1,004,684 shares at September 30, 1996
      and December 31, 1995, respectively              (7,084)         (6,844)
    Unearned compensation                              (1,631)         (2,055)
    Retained earnings (deficit)                        75,790         (36,491)
    Cumulative translation adjustment                      -            3,303
                                                    ---------       ---------
              Total stockholders' equity              524,281         410,995

Commitments and contingencies (Note C)
                                                   $1,178,690      $1,319,229
                                                    =========       =========

 The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.
                                        4

                       PARKER & PARSLEY PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                Three months ended         Nine months ended
                                   September 30,             September 30,
                              -----------------------   ----------------------
                                 1996         1995         1996         1995
                              ----------   ----------   ----------   ---------
Revenues:
  Oil and gas                 $   91,313   $   88,261   $  283,327   $  281,221
  Natural gas processing           5,706        9,196       16,810       28,625
  Gas marketing                      -         22,736          -         73,936
  Interest and other              12,573        6,088       14,996        9,696
  Gain (loss) on disposition
     of assets                     1,638       (4,106)      96,887       16,736
                               ---------    ---------    ---------    ---------
                                 111,230      122,175      412,020      410,214
                               ---------    ---------    ---------    ---------
Costs and expenses:
  Oil and gas production          24,829       31,671       82,233      101,807
  Natural gas processing           3,088        7,979        9,123       22,549
  Gas marketing                      -         22,678          -         73,226
  Depletion, depreciation and
     amortization                 26,590       39,193       86,228      124,809
  Impairment of oil and gas
     properties                      -            -            -        101,268
  Exploration and abandonments     3,410        5,972       14,171       19,135
  General and administrative       6,430        6,576       19,420       30,807
  Interest                        10,053       15,812       36,105       50,770
  Other                              365        1,802        1,709        8,932
                               ---------    ---------    ---------    ---------
                                  74,765      131,683      248,989      533,303
                               ---------    ---------    ---------    ---------
Income (loss) before income
   taxes                          36,465       (9,508)     163,031     (123,089)
Income tax benefit (provision)   (15,500)       2,600      (47,200)      39,000
                               ---------    ---------    ---------    ---------
Net income (loss)             $   20,965   $   (6,908)  $  115,831   $  (84,089)
                               =========    =========    =========    =========
Net income (loss) per share:
     Primary                  $      .58   $     (.20)  $     3.24   $    (2.39)
                               =========    =========    =========    =========
     Fully Diluted            $      .54   $     (.20)  $     2.86   $    (2.39)
                               =========    =========    =========    =========
Dividends declared per share  $      .05   $      .05   $      .10   $      .10
                               =========    =========    =========    =========
Weighted average shares
   outstanding                35,881,167   35,333,343   35,762,877   35,224,135
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

       The accompanying notes are an integral part of these consolidated financial statements.
                                        5

                       PARKER & PARSLEY PETROLEUM COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                 Common
                                 Stock                 Additional                             Retained    Cumulative      Total
                                 Shares       Common    Paid-in     Treasury     Unearned     Earnings    Translation  Stockholders'
                               Outstanding    Stock     Capital       Stock    Compensation   (Deficit)   Adjustment      Equity
                               -----------   -------   ----------   --------   ------------   ---------   -----------   ------------

Balance at January 1, 1996      35,383,276   $   364   $  452,718   $(6,844)    $   (2,055)   $(36,491)   $    3,303   $    410,995
Exercise of long-term
 incentive plan stock options      206,111         2        2,755       -              -           -             -            2,757
Tax benefits related to stock
 options                               -         -            700       -              -           -             -              700
Purchase of treasury stock          (9,837)      -            -        (227)           -           -             -             (227)
Shares awarded                      28,424       -            702       -             (810)        -             -             (108)
Restricted shares forfeited         (1,980)      -            (35)      (13)            48         -             -              -
Amortization of unearned
 compensation                          -         -            -         -            1,186         -             -            1,186
Net income                             -         -            -         -              -       115,831           -          115,831
Dividends ($.10 per share)             -         -            -         -              -        (3,550)          -           (3,550)
Currency translation
 adjustment                            -         -            -         -              -           -          (3,303)        (3,303)
                               -----------    ------    ---------    ------      ---------     -------     ---------     ----------

Balance at September 30, 1996   35,605,994   $   366   $  456,840   $(7,084)    $   (1,631)   $ 75,790    $      -     $    524,281
                               ===========    ======    =========    ======      =========     =======     =========    ===========







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

                       PARKER & PARSLEY PETROLEUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Three months ended         Nine months ended
                                                                    September 30,              September 30,
                                                               -----------------------    -----------------------
                                                                  1996         1995          1996         1995
                                                               ----------   ----------    ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                           $   20,965   $   (6,908)   $  115,831   $  (84,089)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depletion, depreciation and amortization                     26,590       39,193        86,228      124,809
      Impairment of oil and gas properties                            -            -             -        101,268
      Exploration and abandonments                                  2,139        4,951        10,386       16,403
      Deferred income taxes                                        15,200       (1,400)       46,900      (38,000)
      Loss (gain) on disposition of assets                         (1,638)       4,106       (96,887)     (16,736)
      Other noncash items                                          (3,993)       2,062        (2,316)      17,892
                                                                ---------    ---------     ---------    ---------
                                                                   59,263       42,004       160,142      121,547
   Change in operating assets and liabilities, net
    of effects from acquisitions and dispositions:
      Accounts receivable                                           1,979        3,480        21,357       16,821
      Inventory                                                     1,336        1,399           782        1,204
      Other current assets                                            (66)        (451)           88          700
      Accounts payable                                              7,953          284         4,941       (3,155)
      Accrued income taxes and other current liabilities           (1,622)       4,120         2,057        3,255
   Other                                                              -            (51)          -           (603)
                                                                ---------    ---------     ---------    ---------
       Net cash provided by operating activities                   68,843       50,785       189,367      139,769
                                                                ---------    ---------     ---------    ---------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired                      (93)         (71)         (170)      (1,315)
  Proceeds from disposition of wholly-owned
    subsidiaries, net of cash disposed                              4,365          -         183,102          -
  Proceeds from disposition of assets                               5,317       24,190        51,194      162,606
  Additions to oil and gas properties                             (65,595)     (52,881)     (139,540)    (143,243)
  Additions to natural gas processing facilities                     (374)        (499)       (2,247)      (6,019)
  Additions to other property and equipment and other assets       (1,187)      (5,441)       (2,284)     (13,779)
                                                                ---------    ---------     ---------    ---------
       Net cash provided by (used in) investing activities        (57,567)     (34,702)       90,055       (1,750)
                                                                ---------    ---------     ---------    ---------
Cash flows from financing activities:
  Borrowings under long-term debt                                     -        151,235           782      316,097
  Principal payments on long-term debt                               (523)    (172,046)     (229,806)    (454,058)
  Payments on noncurrent liabilities                               (1,646)      (1,420)       (2,035)      (1,862)
  Issuance of common stock, net                                       -             (1)          -            (23)
  Deferred loan fees/issuance costs                                   -            551           (43)      (2,855)
  Dividends                                                        (1,780)      (1,755)       (3,550)      (3,501)
  Purchase of treasury stock                                          (45)         (67)         (227)        (201)
  Exercise of long-term incentive plan stock options                  198          298         2,757        1,704
  Distributable litigation settlement - receipts                      -            154         5,290          323
  Distributable litigation settlement - payments                      -            -         (18,876)         -
  Other                                                               -            -            (108)         -
                                                                ---------    ---------     ---------    ---------
       Net cash used in financing activities                       (3,796)     (23,051)     (245,816)    (144,376)
                                                                ---------    ---------     ---------    ---------
Effect of exchange rate changes on cash and cash equivalents          -           382           290         (237)
Net increase (decrease) in cash, cash equivalents and
  restricted cash                                                   7,480       (6,968)       33,606       (6,357)
Cash, cash equivalents and restricted cash, beginning of period    61,928       39,894        35,512       39,902
                                                                ---------    ---------     ---------    ---------
Cash, cash equivalents and restricted cash, end of period      $   69,408   $   33,308    $   69,408   $   33,308
                                                                =========    =========     =========    =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        7

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


NOTE A.     Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements of Parker & Parsley Petroleum Company (the "Company") as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

NOTE B.     Disposition of Australasian Assets

On March 28,  1996,  the  Company  completed  the sale of  certain  wholly-owned
Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. During the nine months ended September 30, 1996, the Company received aggregate consideration of $237.5 million for these combined sales which consisted of $186.6 million of proceeds for the equity of such entities, $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The accompanying Consolidated Statement of Operations for the nine months ended September 30, 1996 includes a pre-tax gain of $83.2 million from the disposition of these subsidiaries (net of transaction expenses of $8.7 million) and an income tax provision of $16.2 million. The income tax provision includes $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

The assets sold to Santos Ltd. consisted primarily of properties located in the Cooper Basin in Central Australia, the Surat Basin in Northeast Australia, the Carnarvon Basin on the Northwest Shelf off the coast of Western Australia, the Otway Basin off the coast of Southeast Australia and the Central Sumatra Basin in Indonesia. At December 31, 1995, the Company's interests in these properties contained 32.1 million BOE of proved reserves (consisting of 12.4 million Bbls of oil and 118.3 Bcf of gas), representing $133.8 million of SEC 10 value. The accompanying Consolidated Statement of Operations for the nine months ended September 30, 1996 includes the results of operations from these properties prior to their sale on March 28, 1996. During 1996, these properties produced 349,500 Bbls of oil and 1,927,000 Mcf of gas. The Company received an average price of $19.55 per Bbl and $1.95 per Mcf from such production or $10.6 million in total revenues. Total production costs associated with these properties were $3.3 million ($4.92 per equivalent Bbl) and depletion expense was $3.9 million ($5.84 per equivalent Bbl).

The wholly-owned subsidiary sold to Phillips Petroleum International Investment Company, Bridge Oil Timor Sea, Inc., has a wholly-owned subsidiary, Bridge Oil Timor Sea Pty Ltd., which owns a 22.5% interest in the ZOCA 91-13 permit in the offshore Bonaparte Basin in the Zone of Cooperation between Australia and Indonesia.

NOTE C.     Commitments and Contingencies

The Company is party to various legal actions arising in the ordinary course of its business. The Company does not currently believe that it has a probable and estimable loss with respect to any such litigation in excess of currently provided for reserves. If such a loss becomes probable and estimable, the amount of any recorded liability could have a material adverse effect on the Company's results of operations for the period in which such liability is recorded. However, the Company does not expect that any such liability would have a material adverse effect on its consolidated financial position as a whole or on its liquidity or capital resources. The Company will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust the litigation reserve as appropriate to reflect the then current status of its litigation.

NOTE D.     Derivative Financial Instruments

Commodity hedges. The Company utilizes various swap and option contracts to reduce the effect of adverse commodity price fluctuations on future oil and gas production.

Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas swap contracts as of October 15, 1996. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                              First     Second      Third     Fourth
                             Quarter    Quarter    Quarter    Quarter     Total
                             -------    -------    -------    -------    -------
Gas production:
  1996 - Swap Contracts
    Volume (Bcf)                   -          -          -        8.7        8.7
    Index price per MMBtu    $     -    $     -    $     -    $  2.05    $  2.05
    NYMEX price per MMBtu    $     -    $     -    $     -    $  2.29    $  2.29

  1997 - Swap Contracts
    Volume (Bcf)                 8.5        6.0        2.9        2.6       20.0
    Index price per MMBtu    $  2.04    $  2.01    $  1.89    $  1.86    $  1.98
    NYMEX price per MMBtu    $  2.29    $  2.27    $  2.15    $  2.03    $  2.23

  1998 - Swap Contracts
    Volume (Bcf)                 2.5        1.8        1.4        1.4        7.1
    Index price per MMBtu    $  1.86    $  1.86    $  1.86    $  1.86    $  1.86
    NYMEX price per MMBtu    $  2.03    $  2.03    $  2.03    $  2.03    $  2.03

  1999 - Swap Contracts
    Volume (Bcf)                 1.4         .4          -          -        1.8
    Index price per MMBtu    $  1.86    $  1.86    $     -    $     -    $  1.86
    NYMEX price per MMBtu    $  2.03    $  2.03    $     -    $     -    $  2.03

The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company reported an average gas price of $2.12 per Mcf for the nine months ended September 30, 1996. The Company's average realized price for physical gas sales (excluding hedge results) for the same period was $2.19 per Mcf. The comparable average NYMEX prompt month closing for the first nine months of 1996 was $2.33 per Mcf.

Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil swap and option contracts as of October 15, 1996.
                        First    Second     Third      Fourth
                       Quarter   Quarter   Quarter     Quarter         Total
                       -------   -------   -------   ------------   ------------
Oil production:
 1996 - Swap Contracts
  Volume (MMBbl)             -         -         -           1.6            1.6
  Price per Bbl        $     -   $     -   $     -   $      20.58   $      20.58

 1996 - Collar Options
  Volume (MMBbl)             -         -         -            .6             .6
  Price per Bbl        $     -   $     -   $     -   $17.00-19.80   $17.00-19.80

 1997 - Swap Contracts
  Volume (MMBbl)           1.9       1.5       1.2            .7            5.3
  Price per Bbl        $ 20.05   $ 19.56   $ 19.28   $     18.56    $     19.53

 1998 - Swap Contracts
  Volume (MMBbl)            .2        .2        .3            .2             .9
  Price per Bbl        $ 18.53   $ 18.53   $ 18.53   $     18.53    $     18.53

The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company reported an average oil price of $19.62 per Bbl for the nine months ended September 30, 1996. The Company's average realized price for physical oil sales (excluding hedge results) for the same period was $20.40 per Bbl. The comparable average NYMEX prompt month closing for the first nine months of 1996 was $21.18 per Bbl.

Interest rate swap agreements. During the second quarter of 1996, the Company entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62% while the weighted average variable rate being paid by the Company for the first six month period is 5.64%. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996 include a reduction in interest expense of $350 thousand and $461 thousand, respectively, to account for the settlement of these interest rate swap agreements.

NOTE E.     Gas Marketing

Effective January 1, 1996, the Company, along with Apache Corporation and Oryx Energy Company, formed Producers Energy Marketing, LLC ("ProEnergy"), a natural gas marketing company organized to create a direct link between gas producers and purchasers. The venture is structured to flow through the benefits arising out of the expanded services and the economies of scale from the aggregation of substantial volumes of gas. The Company is obligated to sell to ProEnergy all gas production (subject to certain exclusions relative to immaterial volumes) for a period of five years that is owned or controlled by the Company, or any affiliate, in North America (onshore and offshore), which is not subject to a binding and enforceable gas sales contract in effect on July 1, 1996. The Company currently owns approximately 9% of ProEnergy which markets approximately
1.5 MMBtu per day. As a result, as of January 1, 1996, the Company no longer has any revenues or expenses associated with third party gas marketing activities.

NOTE F.     Odd-Lot Repurchase Program

In October 1996, the Company announced an odd-lot repurchase program for shareholders who, as of October 7, 1996, individually owned 99 or fewer shares of Parker & Parsley Petroleum Company Common Stock. The Company will purchase all shares submitted for sale under this program and the shares will be added to the Company's shares held in treasury. Shareholders who participate will receive a price per share equal to the average of the five highest closing market prices as reported by the New York Stock Exchange from October 8, 1996 through November 22, 1996. A processing fee of seventy-five cents per share will be deducted from the sales proceeds to defray the program's costs. This program is not available to those shareholders who own 99 or fewer shares through their participation in the Company's 401(k) plan. The program is scheduled to expire on November 22, 1996 unless extended by the Company.

                       PARKER & PARSLEY PETROLEUM COMPANY

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations(1)

General

Operating Performance. The Company reported operating earnings of $15.3 million ($.43 per share) and $35.6 million ($1.00 per share) for the three and nine months ended September 30, 1996, respectively. The operating earnings exclude the nonoperating items and their related tax effects described below under "Financial Performance". Average daily oil production increased 12% from 25,087 Bbls for the nine months ended September 30, 1995 to 28,028 Bbls for the nine months ended September 30, 1996, and average daily gas production increased 12% from 173,384 Mcf to 193,757 Mcf for the same period. These production volumes have been adjusted to eliminate production from the Company's Australasian assets which were sold in 1996 and production from nonstrategic domestic assets which were sold in 1995 and 1996. In addition to increased production, the Company's operating performance for the three and nine months ended September 30, 1996 was positively affected by the following items: (i) improved oil and gas prices, (ii) decreases in production costs due to certain cost reduction efforts initiated in 1995 and 1996, (iii) a decrease in general and administrative expenses primarily resulting from the implementation during 1995 of measures intended to reduce overall general and administrative expenses, and
(iv) a decrease in interest expense due to a decrease in the Company's outstanding long-term indebtedness.

Net cash provided by operating activities, before changes in operating assets and liabilities, increased 41% to $59.3 million and 32% to $160.1 million during the three and nine months ended September 30, 1996, respectively, compared to $42 million and $121.5 million for the same periods in 1995. This increase was primarily attributable to improved commodity prices during 1996 and the improvements made in the overall cost structure of the Company during 1995 and 1996.

In addition, long-term debt has been reduced by $270.3 million from $586.5 million at December 31, 1995 to $316.2 million at September 30, 1996 due to the application of proceeds from the disposition of the Company's Australasian and certain domestic assets, as described below. Consequently, the Company's long-term debt to total capitalization, each net of unrestricted cash, has been reduced to 26% at September 30, 1996 from 49% at December 31, 1995.

Financial Performance. The Company reported net income of $21 million ($.58 per share) for the quarter ended September 30, 1996 and $115.8 million ($3.24 per share) for the nine months ended September 30, 1996, as compared to a net loss of $6.9 million ($.20 per share) and $84.1 million ($2.39 per share), respectively, for the comparable periods in 1995. Net income for the nine months ended September 30, 1996 includes the following after-tax nonoperating items:
(i) a gain of $67 million related to the disposition of Australasian assets as described below, (ii) a gain of $8.9 million related to the disposition of certain nonstrategic domestic assets (see "Asset Dispositions" below), (iii) income of $7.4 million related to the settlement of several litigation matters involving the Hooker Plant and related assets (see "Legal Actions" below), (iv) a loss of $2.8 million associated with certain tax attributes related to

                       PARKER & PARSLEY PETROLEUM COMPANY



litigation contingencies that are no longer deductible, and (v) a net loss of $300,000 from the operations of the Australasian assets and the nonstrategic domestic assets prior to their sale in 1996.

Disposition of Australasian Assets. On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. During the nine months ended September 30, 1996, the Company received aggregate consideration of $237.5 million for these combined sales which consisted of $186.6 million of proceeds for the equity of such entities, $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The proceeds, after payment of certain costs and expenses, were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The accompanying Consolidated Statement of Operations for the nine months ended September 30, 1996 includes a pre-tax gain of $83.2 million from the disposition of these subsidiaries (net of transaction expenses of $8.7 million) and an income tax provision of $16.2 million. The income tax provision includes $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

The assets sold to Santos Ltd. consisted primarily of properties located in the Cooper Basin in Central Australia, the Surat Basin in Northeast Australia, the Carnarvon Basin on the Northwest Shelf off the coast of Western Australia, the Otway Basin off the coast of Southeast Australia and the Central Sumatra Basin in Indonesia. At December 31, 1995, the Company's interests in these properties contained 32.1 million BOE of proved reserves (consisting of 12.4 million Bbls of oil and 118.3 Bcf of gas), representing $133.8 million of SEC 10 value. The accompanying Consolidated Statement of Operations for the nine months ended September 30, 1996 includes the results of operations from these properties prior to their sale on March 28, 1996. During 1996, these properties produced 349,500 Bbls of oil and 1,927,000 Mcf of gas. The Company received an average price of $19.55 per Bbl and $1.95 per Mcf from such production or $10.6 million in total revenues. Total production costs associated with these properties were $3.3 million ($4.92 per equivalent Bbl) and depletion expense was $3.9 million ($5.84 per equivalent Bbl).

The wholly-owned subsidiary sold to Phillips Petroleum International Investment Company, Bridge Oil Timor Sea, Inc., has a wholly-owned subsidiary, Bridge Oil Timor Sea Pty Ltd., which owns a 22.5% interest in the ZOCA 91-13 permit in the offshore Bonaparte Basin in the Zone of Cooperation between Australia and Indonesia.

Asset Dispositions. From time to time, the Company disposes of nonstrategic assets in order to raise capital for other activities, reduce debt or eliminate costs associated with nonstrategic assets. During the nine months ended

                       PARKER & PARSLEY PETROLEUM COMPANY

September 30, 1996, the Company sold certain domestic nonstrategic oil and gas properties, gas plants and other related assets for aggregate proceeds of approximately $51.2 million. The proceeds from the asset dispositions were initially used to reduce the Company's outstanding bank indebtedness and subsequently to provide funding for a portion of the Company's 1996 capital expenditures, including purchases of oil and gas properties in the Company's core areas.

Cost Reductions. As a result of the Company's emphasis on cost control efforts and the disposition of certain domestic nonstrategic oil and gas properties during 1995 and 1996, production costs per BOE declined 9% (from $4.79 to $4.37) and 6% (from $4.94 to $4.63), respectively, for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. During 1995, the Company initiated programs to study specific opportunities for significant future reductions in its entire cost structure. These programs have continued in 1996, and the Company expects production costs per BOE to continue to decline as specific programs for further cost reductions are implemented.

Commodity Prices.   The Company  utilizes  various swap  and option contracts to reduce the effect of adverse commodity price fluctuations on future oil and gas production.

Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas swap contracts as of October 15, 1996. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                              First     Second      Third     Fourth
                             Quarter    Quarter    Quarter    Quarter     Total
                             -------    -------    -------    -------    -------
Gas production:
  1996 - Swap Contracts
    Volume (Bcf)                   -          -          -        8.7        8.7
    Index price per MMBtu    $     -    $     -    $     -    $  2.05    $  2.05
    NYMEX price per MMBtu    $     -    $     -    $     -    $  2.29    $  2.29

  1997 - Swap Contracts
    Volume (Bcf)                 8.5        6.0        2.9        2.6       20.0
    Index price per MMBtu    $  2.04    $  2.01    $  1.89    $  1.86    $  1.98
    NYMEX price per MMBtu    $  2.29    $  2.27    $  2.15    $  2.03    $  2.23

  1998 - Swap Contracts
    Volume (Bcf)                 2.5        1.8        1.4        1.4        7.1
    Index price per MMBtu    $  1.86    $  1.86    $  1.86    $  1.86    $  1.86
    NYMEX price per MMBtu    $  2.03    $  2.03    $  2.03    $  2.03    $  2.03

  1999 - Swap Contracts
    Volume (Bcf)                 1.4         .4          -          -        1.8
    Index price per MMBtu    $  1.86    $  1.86    $     -    $     -    $  1.86
    NYMEX price per MMBtu    $  2.03    $  2.03    $     -    $     -    $  2.03

                       PARKER & PARSLEY PETROLEUM COMPANY



The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company reported an average gas price of $2.12 per Mcf for the nine months ended September 30, 1996. The Company's average realized price for physical gas sales (excluding hedge results) for the same period was $2.19 per Mcf. The comparable average NYMEX prompt month closing for the first nine months of 1996 was $2.33 per Mcf.

Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil swap and option contracts as of October 15, 1996.
                        First    Second     Third      Fourth
                       Quarter   Quarter   Quarter     Quarter         Total
                       -------   -------   -------   ------------   ------------
Oil production:
 1996 - Swap Contracts
  Volume (MMBbl)             -         -         -           1.6            1.6
  Price per Bbl        $     -   $     -   $     -   $      20.58   $      20.58

 1996 - Collar Options
  Volume (MMBbl)             -         -         -            .6             .6
  Price per Bbl        $     -   $     -   $     -   $17.00-19.80   $17.00-19.80

 1997 - Swap Contracts
  Volume (MMBbl)           1.9       1.5       1.2            .7            5.3
  Price per Bbl        $ 20.05   $ 19.56   $ 19.28   $     18.56    $     19.53

 1998 - Swap Contracts
  Volume (MMBbl)            .2        .2        .3            .2             .9
  Price per Bbl        $ 18.53   $ 18.53   $ 18.53   $     18.53    $     18.53

The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company reported an average oil price of $19.62 per Bbl for the nine months ended September 30, 1996. The Company's average realized price for physical oil sales (excluding hedge results) for the same period was $20.40 per Bbl. The comparable average NYMEX prompt month closing for the first nine months of 1996 was $21.18 per Bbl.

Legal Actions. On August 1, 1996, Dorchester Hugoton, Ltd. ("DHL"), Damson Master Limited Partnership ("DMLP"), a wholly-owned subsidiary of the Company, and their related entities entered into a settlement agreement resolving all outstanding litigation between the parties that had arisen in connection with DMLP's Hooker Plant, the Hooker Gathering System and certain other matters. The accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996 include other income of $11.4 million ($7.0 million of which was received in cash) associated with the settlement of these litigation

                       PARKER & PARSLEY PETROLEUM COMPANY



matters. Additionally, the Company will receive an annual formula-based production payment with the first annual payment to begin in February 1997 and to continue thereafter annually through February 2026. The Company estimates the total value of the production payments to be at least $5.0 million, although such payments are dependent on future gas prices and related transportation costs. The production payments will be recognized as other income over the term of the production payment contract.

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

Odd-Lot Repurchase Program. In October 1996, the Company announced an odd-lot repurchase program for shareholders who, as of October 7, 1996, individually owned 99 or fewer shares of Parker & Parsley Petroleum Company Common Stock. The Company will purchase all shares submitted for sale under this program and the shares will be added to the Company's shares held in treasury. Shareholders who participate will receive a price per share equal to the average of the five highest closing market prices as reported by the New York Stock Exchange from October 8, 1996 through November 22, 1996. A processing fee of seventy-five cents per share will be deducted from the sales proceeds to defray the program's costs. This program is not available to those shareholders who own 99 or fewer shares through their participation in the Company's 401(k) plan. The program is scheduled to expire on November 22, 1996 unless extended by the Company.

                       PARKER & PARSLEY PETROLEUM COMPANY

Results of Operations
 Oil and Gas Production.
                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                 --------------------    ----------------------
                                   1996        1995        1996         1995
                                 --------    --------    ---------    ---------
                                     (in thousands, except per unit amounts)
Revenues:
  Oil and gas                    $ 91,313    $ 88,261    $ 283,327    $ 281,221
  Gain (loss) on disposition
   of oil and gas properties (a)      186      (2,144)       7,939       19,171
                                  -------     -------     --------     --------
                                   91,499      86,117      291,266      300,392
                                  -------     -------     --------     --------
Costs and expenses:
  Oil and gas production          (24,829)    (31,671)     (82,233)    (101,807)
  Depletion                       (24,284)    (35,705)     (79,057)    (114,253)
  Impairment of oil and gas
   properties                         -           -            -       (101,268)
  Exploration and abandonments     (1,810)     (3,661)      (6,396)     (10,902)
  Geological and geophysical       (1,600)     (2,311)      (6,451)      (8,233)
                                  -------     -------     --------     --------
                                  (52,523)    (73,348)    (174,137)    (336,463)
                                  -------     -------     --------     --------
     Operating profit (loss)
      (excluding general and
      administrative expenses
      and income taxes)          $ 38,976    $ 12,769    $ 117,129    $ (36,071)
                                  =======     =======     ========     ========
----------
(a) The 1996 amount does not include the gain related to the disposition of Australasian assets.

Worldwide:
  Production:
    Oil (MBbls)                     2,577       3,066        8,297        9,778
    Gas (MMcf)                     18,630      21,291       56,825       65,028
    Total (MBOE)                    5,682       6,614       17,768       20,616
  Average daily production:
    Oil (Bbls)                     28,008      33,323       30,282       35,818
    Gas (Mcf)                     202,497     231,419      207,392      238,197
  Average oil price (per Bbl)    $  20.34    $  16.75    $   19.62    $   16.91
  Average gas price (per Mcf)        2.09        1.73         2.12         1.78
  Costs:
    Production costs (per BOE)   $   4.37    $   4.79    $    4.63    $    4.94
    Depletion (per BOE)              4.27        5.40         4.45         5.54

Domestic:
  Production:
    Oil (MBbls)                     2,571       2,654        7,918        8,592
    Gas (MMcf)                     18,630      18,757       54,898       58,437
    Total (MBOE)                    5,676       5,781       17,068       18,332
  Average daily production:
    Oil (Bbls)                     27,948      28,852       28,898       31,474
    Gas (Mcf)                     202,497     203,877      200,359      214,056
  Average oil price (per Bbl)    $  20.32    $  16.49    $   19.63    $   16.65
  Average gas price (per Mcf)        2.09        1.72         2.13         1.77
  Costs:
    Production costs (per BOE)   $   4.37    $   4.96    $    4.62    $    5.04
    Depletion (per BOE)              4.28        5.12         4.40         5.36

                       PARKER & PARSLEY PETROLEUM COMPANY




Oil and Gas Revenues. Revenues from oil and gas operations totaled $91.3 million and $283.3 million for the three and nine months ended September 30, 1996, respectively, as compared to $88.3 million and $281.2 million for the comparable periods in 1995, representing increases of 3% and 1%, respectively. These increases are primarily attributable to the higher average prices being received for both oil and gas production, offset by the decreased production resulting from the sale of the Company's Australasian assets and the 1995 and 1996 sales of certain domestic assets. The average oil price received for the three and nine months ended September 30, 1996 increased 21% and 16%, respectively, while the average gas price received increased 21% and 19%, respectively, as compared to the same periods in 1995.

Average daily oil production increased 12% from 25,087 Bbls for the nine months ended September 30, 1995 to 28,028 Bbls for the nine months ended September 30, 1996 and average daily gas production increased 12% from 173,384 Mcf to 193,757 Mcf for the same period. These production volumes have been adjusted to eliminate production from the Company's Australasian assets which were sold in 1996 and production from the nonstrategic domestic assets which were sold in 1995 and 1996.

Production Costs. Total production costs decreased 22% and 19% for the three and nine months ended September 30, 1996, respectively, as compared to the three and nine months ended September 30, 1995. Production costs per BOE also declined during these periods by 9% (from $4.79 in 1995 to $4.37 in 1996) and 6% (from $4.94 in 1995 to $4.63 in 1996), respectively. These decreases are due to the sale of certain high operating cost domestic properties sold during 1995 and 1996 and a concentrated effort to evaluate and reduce all operating costs.

Depletion Expense. Depletion expense per BOE decreased 21% and 20% for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. These decreases are primarily the result of the following factors: (i) the significant increase in oil and gas reserves during 1995 and 1996 resulting from the Company's exploration and development drilling activities, including revisions, and (ii) a reduction in the Company's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs decreased significantly during the three and nine months ended September 30, 1996 as compared to the same periods in 1995. This decrease is largely the result of decreased activity, both in exploratory drilling and geological and geophysical activity, resulting from the sale in March 1996 of the Company's Australian subsidiaries (see "Disposition of Australasian Assets" above and Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements"), offset by increases in geological and geophysical activity in the United States. The following table sets forth the components of the 1996 and 1995 expense for the three and nine months ended September 30:
                                       18

                       PARKER & PARSLEY PETROLEUM COMPANY



                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                   -------------------     -------------------
                                     1996        1995        1996        1995
                                   -------     -------     -------     -------
                                                  (in thousands)
Exploratory dry holes:
   United States                   $ 1,012     $ 1,203     $ 1,736     $ 1,952
   Australia and other foreign         201       1,600         781       5,543
Geological and geophysical costs:
   United States                     1,413         673       4,712       1,413
   Australia and other foreign         187       1,638       1,739       6,820
Leasehold abandonments and other       597         858       3,879       3,407
                                    ------      ------      ------      ------
                                   $ 3,410     $ 5,972     $12,847     $19,135
                                    ======      ======      ======      ======

Approximately 15% of the Company's 1996 capital budget will be spent on exploratory projects compared to 9.3% in 1995 and 10.5% in 1994, excluding activity related to Australia. During the nine months ended September 30, 1996, the Company drilled 22 domestic exploratory wells, 13 of which were successful and three of which are in progress.

Natural Gas Processing. Natural gas processing revenues and costs decreased 41% and 60%, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. These decreases are primarily due to the sale of four gas plants during 1995. The average price per Bbl of NGL's increased 17% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 (from $11.77 in 1995 to $13.77 in 1996), and the average price per Mcf of gas residue increased 51% during the same period (from $1.34 in 1995 to $2.02 in 1996). Average daily NGL production was 2,353 Bbls for the nine months ended September 30, 1996. The majority of these volumes were processed through the Company's Spraberry natural gas processing facilities. In addition, the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1996 includes expenses of $1.3 million related to the abandonment of a processing facility and certain inventoried processing equipment.

General and Administrative Expenses. General and administrative expense was $6.4 million and $19.4 million for the three and nine months ended September 30, 1996, respectively, as compared to $6.6 million and $30.8 million for the three and nine months ended September 30, 1995. The nine months ended September 30, 1995 amount includes charges of approximately $9.9 million consisting primarily of (i) $4.5 million of severance costs in the first quarter of 1995 associated with staff reductions made in the Company's Midland, Texas and Sydney, Australia offices which resulted from organizational changes effected in March 1995 and
(ii) $5.4 million in the second quarter of 1995 related to certain measures implemented by the Company during the first quarter of 1995 to reduce overall general and administrative expenses and the amortization of deferred compensation awarded in 1993.
                                       19

                       PARKER & PARSLEY PETROLEUM COMPANY



Interest Expense. Interest expense for the three and nine months ended September 30, 1996 decreased to $10.1 million and $36.1 million, respectively, as compared to $15.8 million and $50.8 million for the comparable periods in 1995. The decrease is due to (i) a decrease of $266.7 million and $224.6 million in the weighted average outstanding balance of the company's indebtedness for the three and nine months ended September 30, 1996, respectively, as compared to the comparable periods in 1995, resulting primarily from the application of proceeds from the sale of the Company's Australasian assets and the 1995 and 1996 sales of certain domestic assets, and (ii) a decrease in the weighted average interest rate on the Company's indebtedness to 7.86% and 7.82% for the three and nine months ended September 30, 1996, respectively, as compared to 8.09% and 8.07% for the comparable periods in 1995.

During the second quarter of 1996, the Company entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62% while the weighted average variable rate being paid by the Company for the first six month period is 5.64%. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996 include a reduction in interest expense of $350 thousand and $461 thousand, respectively, to account for the settlement of these interest rate swap agreements.

At September 30, 1996, the Company's outstanding long-term indebtedness was principally comprised of approximately $300 million of fixed rate senior note obligations. These senior note obligations have a weighted average fixed interest rate of 8.56%.

Income Taxes. The Company's income tax provision of $15.5 million and $47.2 million for the three and nine months ended September 30, 1996 and its income tax benefit of $2.6 million and $39 million for the three and nine months ended September 30, 1995 reflect the net provision and benefit, respectively, resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. For the nine months ended September 30, 1996, the Company had an effective total tax rate of 29%, including a provision of $16.2 million related to the disposition of the Company's Australasian assets ($6.4 million of which relates to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future). See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

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

Cash expenditures during the nine months ended September 30, 1996 for additions to oil and gas properties totaled $139.5 million. This amount includes $13.9 million for the acquisition of properties and $125.6 million for development and exploratory drilling. Significant drilling expenditures included $62.7 million in the Spraberry Field of the Permian Basin (including $27.3 million in the Driver unit, $8.5 million in the Shackelford unit, $7.8 million in the North Pembrook unit and $19.1 million in other portions of the Spraberry Field), $21.4 million in the onshore Gulf Coast region and $2.4 million in Argentina.

In total, the Company spudded 416 domestic wells during the nine months ended September 30, 1996 including 357 wells in the Permian Basin, 28 wells in the Gulf Coast region and 31 wells in other areas. The Company has targeted approximately 185 wells to be drilled during the remainder of the year. This drilling program should result in aggregate capital expenditures for 1996 of approximately $210 million which should position the Company to achieve its year-end daily production target of approximately 34,000 Bbls of oil and approximately 220 MMcf of gas.

Additions to natural gas processing facilities during the nine months ended September 30, 1996 represented costs associated with the Company's Spraberry natural gas processing facilities.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic properties, and the Company expects that these resources will be sufficient to fund its remaining capital commitments in 1996. Net cash provided by operating activities, before changes in operating assets and liabilities, increased 41% to $59.3 million during the third quarter of 1996, compared to $42 million for the same period in 1995, and increased 32% to $160.1 million during the nine months ended September 30, 1996, compared to $121.5 million for the same period in 1995. This increase was primarily attributable to improved commodity prices realized during the nine months ended September 30, 1996 and the improvements made in the overall cost structure of the Company during 1995 and 1996.

During the nine months ended September 30, 1996, net cash received (excluding the subsidiaries' cash on hand of $16.6 million) from the sale of the Australian subsidiaries totaled $183.1 million. Such receipts were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements." In addition, as mentioned above in "General - Asset Dispositions," during the nine months ended September 30, 1996, the Company also completed the sale of certain nonstrategic domestic properties for proceeds of $51.2 million. The proceeds from the asset dispositions were initially used to reduce the Company's outstanding bank indebtedness and subsequently to provide funding for a portion of the Company's 1996 capital expenditures, including purchases of oil and gas properties in the Company's core areas.
                                       21

                       PARKER & PARSLEY PETROLEUM COMPANY



At September 30, 1996, the Company's outstanding long-term indebtedness was principally comprised of approximately $300 million of senior notes. In addition, the Company has an available line of credit of $350 million with a syndicate of banks on which no amounts were outstanding at September 30, 1996.

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

Liquidity. At September 30, 1996, the Company had $67.6 million of cash and cash equivalents on hand, compared to $19.9 million at December 31, 1995. The Company's ratio of current assets to current liabilities was 1.52 at September 30, 1996 and 1.28 at December 31, 1995.
---------------

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

                       PARKER & PARSLEY PETROLEUM COMPANY



                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to various legal proceedings, which are described in Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements." The Company is also party to other litigation incidental to its business involving claims in oil and gas leases or interests, other claims or damages in amounts not in excess of 10% of its current assets and other matters, none of which the Company believes to be material.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

   10.1 Amended and Restated Credit Facility Agreement, dated as of July 31, 1996, between Parker & Parsley Petroleum Company as Borrower and NationsBank of Texas, N.A., as Administrative Agent, and CIBC Inc. as Documentation Agent, and Bank of America National Trust and Savings Association, The Chase Manhattan Bank, First Union National Bank of North Carolina, Morgan Guaranty Trust Company of New York and Wells Fargo Bank, N.A., as Co-Agents. (In accordance with Rule 202 of Regulation S-T, this Exhibit 10-1 to the September 30, 1996 Form 10-Q is being filed in paper pursuant to a continuing hardship exemption.)

Reports on Form 8-K

   (1)    None

                                        PARKER & PARSLEY PETROLEUM COMPANY


                                                S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    PARKER & PARSLEY PETROLEUM COMPANY




Date:   November 12, 1996           By:   /s/ Steven L. Beal
                                         -------------------------------------
                                         Steven L. Beal, Senior Vice President
                                          and Chief Financial Officer