Form 10-K405
period 1996-12-31
PARKER & PARSLEY PETROLEUM CO
filed 1997-03-10
CIK 355690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                         Commission File Number: 1-10695

                       Parker & Parsley Petroleum Company
             (Exact name of registrant as specified in its charter)

             Delaware 74-2570602
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

  303 West Wall, Suite 101, Midland, Texas                       79701
  (Address of principal executive offices)                     (Zip Code)

               Registrant's telephone number, including area code:
                                 (915) 683-4768

           Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
   Title of each class                                  on which registered

   Common Stock....................................   New York Stock Exchange
   Rights to Acquire Shares of
     Common Stock..................................   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by
  non-affiliates of the Registrant as of February 3, 1997.....  $1,174,357,828

Number of shares of Common Stock outstanding as of
  February 3, 1997............................................      35,085,247

                      Documents Incorporated by Reference:

(1)  Proxy Statement for Annual Meeting of Shareholders to be held May 20, 1997
     - Referenced in Part III of this report.
                               Page 1 of 76 pages.
                           - Exhibit index on page 67-

     Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business - Competition, Markets and Regulation" and "Item 1. Business - Risks Associated with Business Activities" for a description of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statements.

                                     PART I

     Unless otherwise specified, all dollar amounts are expressed in United States dollars. Certain oil and gas terms used in this Report are defined under "Item 1. Business - Definition of Certain Oil and Gas Terms".

ITEM 1.     BUSINESS

General

      Parker & Parsley Petroleum Company (the "Company") is one of the largest public independent oil and gas exploration and production companies in the United States. The Company's domestic oil and gas properties are located principally in the Permian Basin of West Texas, the onshore Gulf Coast region of South Texas and Louisiana and the Mid-Continent region. The Company also owns interests in oil and gas properties in Argentina.

      The Company's executive offices and operating headquarters are located at 303 West Wall, Suite 101, Midland, Texas 79701, and its telephone number at those offices is (915) 683-4768. The Company maintains division offices in Midland and Corpus Christi, Texas, Oklahoma City, Oklahoma and Buenos Aires, Argentina. At December 31, 1996, the Company had 659 employees, 241 of which were employed in field and plant operations.

      The Company was formed in May 1990 as a Delaware corporation and began operations on February 19, 1991. The Company's business activities are conducted through wholly-owned subsidiaries. Prior to 1991, the Company conducted its business activities through two partnerships that were under common control. Unless otherwise noted, references herein to the activities and properties of the Company are references to the collective activities and properties of the Company's subsidiaries and predecessors.

Mission and Strategies

      The Company's mission is to provide its shareholders with superior long-term profitability and value. The strategies to be employed to achieve this mission will include: (a) developing and increasing production from existing properties through low-risk development drilling and other activities, (b) concentrating on defined geographic areas to achieve operating and technical efficiencies, (c) pursuing strategic acquisitions in the Company's core areas that will complement the Company's existing asset base and that will provide additional growth opportunities, (d) utilizing or acquiring technological and operating efficiencies to selectively expand into new geographic areas that feature producing properties and provide exploration/exploitation opportunities,
(e) allocating the personnel and technology necessary to increase the Company's exploration opportunities, (f) maintaining financial flexibility to take advantage of additional exploration, development and acquisition opportunities and (g) encouraging high levels of equity ownership among senior managers and the Company's Board of Directors to further align the interests of management and shareholders. The Company is committed to continuing to enhance shareholder value through adherence to these strategies.

Business Activities

Production

      Since it began operations, the Company has focused its efforts toward increasing its average daily production of oil and gas through development drilling and production enhancement activities and acquisitions of producing properties. Average daily oil and gas production have each increased every year since the Company's inception with the exception of 1996 when average daily production declined due to significant property dispositions. In spite of production decreases due to property sales, the Company's efforts towards production growth have been largely successful as illustrated by the five-year average daily production growth rates. Comparing 1992 to 1996, average daily oil production has increased 138% and average daily gas production has increased 208%, while production costs per BOE have declined 21%. Production, price and cost information with respect to the Company's properties for each of 1996, 1995 and 1994 is set forth under "Item 2. Properties - Selected Oil and Gas Information - Production, Price and Cost Data".

Drilling Activities

      The Company seeks to increase its oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. From the beginning of 1992 through the end of 1996, the Company drilled 2,006 gross (1,327 net) wells, 96% of which were successfully completed as productive wells, at a total cost (net to the Company's interest) of $658 million. During 1996, the Company drilled 599 gross wells for a total cost (net to the Company's interest) of approximately $212 million, 82% of which was spent on development wells and related facilities. The Company's current 1997 capital expenditure budget is $270 million which the Company has allocated as follows: $170 million to exploitation activities, $67 million to exploration activities and $33 million to oil and gas property acquisitions. This capital expenditure budget reflects the Company's plans to drill approximately 500 development wells and 100 exploratory wells and to perform recompletions on over 150 wells.

      The Company believes that its current property base, which has been significantly enhanced and expanded by the development of properties acquired in prior years, provides a substantial inventory of prospects for continued reserve, production and cash flow growth. The Company currently has a portfolio of over 800 domestic drilling locations to which proved reserves have been assigned. The Company's domestic reserves as of December 31, 1996 include proved undeveloped and proved developed nonproducing reserves of 43 million Bbls of oil and 239.6 Bcf of gas. Development of these reserves is anticipated to occur principally in 1997 and 1998. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years.

Exploratory Activities

      Prior to the acquisition of Bridge Oil Limited in July 1994, the Company spent a small percentage of its annual capital budget on exploratory projects. However, the acquisition of Bridge Oil Limited provided the Company with a significant inventory of exploratory projects in the United States, Australia and Argentina. As a result, since 1994, the Company has spent an increasing percentage of its annual capital budget to exploratory projects, 2.8% in 1994, 13.3% in 1995 and 16.7% in 1996. The Company has determined that it will continue to allocate resources to increasing its exploration opportunities with a focus on generating a portfolio of short to medium term impact projects. The Company currently anticipates that approximately 25% of its 1997 capital budget will be spent on exploratory projects. The majority of the 1997 exploratory budget is allocated to domestic activities within the onshore Gulf Coast and Permian Basin areas. The Company's international exploration efforts will primarily be devoted to Central and South America. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. Business - Risks Associated with Business Activities - Risks of Drilling Activities" below.

      The Company is currently involved in 47 3-D seismic projects, covering approximately 900 square miles. These projects are located in the following areas: 22 in the Gulf Coast region, 13 in the Permian Basin, seven in other domestic locations and five in international locations. Over the past four years, the Company participated in the drilling of 75 wells as a result of 3-D seismic interpretation, 62 of which were successfully completed as productive wells. Most of the Company's 3-D seismic projects are related to exploration activity.

Asset Divestitures

      General. The Company regularly reviews its property base for the purpose of identifying nonstrategic assets, the disposition of which would create organizational and operational efficiencies. While the Company generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering the Company's objective of financial flexibility through decreased debt levels.

      Disposition of Australasian Assets. On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. The Company received aggregate consideration of $237.5 million for these combined sales which consisted of $186.6 million of proceeds for the equity of such entities, $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The proceeds,
                                        3
after payment of certain costs and expenses, were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The Company recognized an after-tax gain of $67.3 million from the disposition of these subsidiaries. For additional information, see Note Q of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

      Domestic Asset Dispositions. During 1996, the Company also realized proceeds of approximately $58.4 million from the divestiture of nonstrategic domestic assets comprised of $55.2 million from the disposition of oil and gas properties and $3.2 million from the disposition of gas processing facilities and other nonstrategic assets. Similarly, during 1995, the Company realized proceeds of approximately $175.1 million from the divestiture of nonstrategic assets comprised of $152.4 million from the disposition of oil and gas properties and $22.7 million from the disposition of gas processing facilities and other nonstrategic assets. The proceeds from the asset dispositions were used to reduce the Company's outstanding bank indebtedness and to provide funding for a portion of the Company's capital expenditures, including purchases of oil and gas properties in the Company's core areas. Although the Company has no formal divestiture plan for 1997, it will continue to perform ongoing reviews of its asset base in order to identify nonstrategic assets for disposition.

Acquisition Activities

      General. The Company regularly seeks to acquire properties that complement its operations and provide exploitation and development opportunities and cost-reduction potential. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide exploration/exploitation opportunities. During 1994, the Company completed two major acquisitions: the acquisition of Bridge Oil Limited for total cash consideration of $290.6 million and the acquisition of certain oil and gas properties from PG&E Resources for $115.7 million. These acquisitions added significantly to the Company's development drilling opportunities, balanced the Company's reserve mix between oil and natural gas, increased the scale of its operations in the Permian Basin and the onshore Gulf Coast areas and provided the Company with a significant base of operations and experienced personnel for its areas of geographic focus, including international areas. During 1995 and 1996, the Company reduced its previous emphasis on major acquisitions and, instead, concentrated its efforts on maximizing the value from its existing properties. However, the Company continued its program of smaller acquisitions of properties that exhibit one or more of the following characteristics: properties that are near or otherwise complement the Company's existing properties, properties that represent additional working interests in Company-operated properties or properties that provide the Company with strategic exploitation or exploration opportunities. In 1995 and 1996, aggregate expenditures to acquire such interests and properties amounted to approximately $48.5 million and $21 million, respectively.

      Future Acquisition Opportunities. The Company regularly pursues and evaluates acquisition opportunities (including opportunities to acquire particular oil and gas properties or related assets or entities owning oil and gas properties or related assets and opportunities to engage in mergers, consolidations or other business combinations with such entities) and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial analysis, oil and gas reserve analysis, due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent or negotiation of a definitive agreement.

Financial Management

      The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility for future exploration, development and acquisition opportunities. While the Company may occasionally incur higher levels of debt to take advantage of opportunities, management's objective is to maintain a flexible capital structure and to strengthen the Company's financial position by reducing debt through an increase in equity capital or through the divestiture of nonstrategic assets. In order to achieve this objective, the Company attempts to maintain a debt to total capitalization ratio of 40% to 45%.

      As with any organization, the Company has experienced various debt levels in recent years as it has responded to strategic opportunities. In 1994, the Company's debt level increased as a result of borrowing the funds necessary to complete the acquisition of Bridge Oil Limited and the acquisition of oil and gas properties from PG&E Resources (see "Acquisition Activities" above). Beginning in 1995 and continuing through 1996, the Company took deliberate actions to reduce its debt levels or extend its debt maturities in order to improve its financial flexibility and enable it to take advantage of future strategic opportunities.

      During 1996, the Company reduced its debt level significantly through the application of proceeds from dispositions of assets which the Company had identified as nonstrategic. In 1996, the Company received total cash proceeds of $241.6 million related to the disposition of the Company's Australasian assets and the disposition of certain other domestic nonstrategic assets (see "Asset Divestitures" above). Application of these proceeds to the Company's outstanding bank indebtedness reduced such indebtedness to $9 million at December 31, 1996, and, correspondingly, reduced the Company's interest expense significantly, from $65.4 million in 1995 to $46.2 million in 1996. As a result, the Company's debt as a percentage of total capitalization was 31% at December 31, 1996, down from 49% at December 31, 1995.

       During 1995, the Company utilized a portion of the $175.1 million of proceeds from the disposition of nonstrategic assets to reduce its outstanding bank indebtedness. In addition, during 1995, the Company refinanced a portion of the outstanding principle of its bank indebtedness with the proceeds, totaling approximately $295.9 million, of two public issuances of senior notes. The senior note issuances had the result of extending the average maturity of the Company's outstanding indebtedness. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Marketing of Production

      General. Production from the Company's properties is marketed consistent with industry practices, which include the sale of oil at the wellhead to third parties and the sale of gas to third parties. Sales prices for both oil and gas production are negotiated based on factors normally considered in the industry such as the spot price for gas or the posted price for oil, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, quality of gas and prevailing supply conditions.

      Gas Marketing. Effective January 1, 1996, the Company, along with Apache Corporation and Oryx Energy Company, formed Producers Energy Marketing, LLC ("ProEnergy"), a natural gas marketing company organized to create a direct link between gas producers and purchasers. The venture is structured to flow through the benefits arising out of the expanded services and the economies of scale from the aggregation of substantial volumes of gas. For a period of five years, the Company is obligated to sell to ProEnergy all gas production (subject to certain exclusions relative to immaterial volumes) that is owned or controlled by the Company, or any affiliate, in North America (onshore and offshore), which is not subject to a binding and enforceable gas sales contract in effect on July 1, 1996. The Company currently owns 9.59% of ProEnergy which markets approximately 1.8 MMBtu per day. As a result, as of January 1, 1996, the Company no longer has any revenues or expenses associated with third party gas marketing activities.

      Significant Purchasers. The Company's two primary purchasers of crude oil are Mobil Oil Corporation ("Mobil") and Genesis Crude Oil, L.P. ("Genesis"), both of which purchase oil pursuant to contracts that provide for prices that are based on prevailing market prices. For a description of these contracts, see Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". Approximately 22% and 28% of the Company's 1996 oil and gas revenues were attributable to sales to Mobil and Genesis, respectively. During 1996, the Company marketed its natural gas, including natural gas products, to a variety of purchasers, none of which accounted for 10% or more of the Company's oil and gas revenues. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil and gas production or natural gas products.

      Hedging Activities. The Company periodically enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During 1996, the Company's hedging activities reduced the average price received for oil and gas sales 6% and 5%, respectively, as discussed below.

      Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas prices per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company reported an average gas price of $2.27 per Mcf for the year ended December 31, 1996. The Company's average realized price for physical gas sales (excluding hedge results) for the same period was $2.39 per Mcf. The comparable average NYMEX prompt month closing for the year ended December 31, 1996 was $2.50 per Mcf. At December 31, 1996, the Company had 28.9 Bcf of future gas
                                        5
production hedged at a weighted average NYMEX price of $2.17 per Mcf for the period from January 1997 through April 1999.

     Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil prices per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company reported an average oil price of $19.96 per Bbl for the year ended December 31, 1996. The Company's average realized price for physical oil sales (excluding hedge results) for the same period was $21.33 per Bbl. The comparable average NYMEX prompt month closing for the year ended December 31, 1996 was $22.03 per Bbl. At December 31, 1996, the Company had 6.2 million barrels of future oil production hedged at a weighted average NYMEX price of $19.39 per Bbl for the period from January 1997 through December 1998.

     See Note N of Notes to Consolidated  Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for more detail concerning the Company's swap contracts in effect at December 31, 1996.

Operations by Geographic Area

     The Company operates in one industry segment. During 1996, the Company did not have significant operations in geographic areas other than the United States. For financial information with respect to the Company's 1994 and 1995 operations by geographic area, see Note T of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Competition, Markets and Regulation

     Competition. The oil and gas industry is highly competitive. A large number of companies and individuals engage in the exploration for and development of oil and gas properties, and there is a high degree of competition for oil and gas properties suitable for development or exploration. Acquisitions of oil and gas properties have been an important element of the Company's growth, and the Company intends to continue to acquire oil and gas properties. The principal competitive factors in the acquisition of oil and gas properties include the staff and data necessary to identify, investigate and purchase such properties and the financial resources necessary to acquire and develop them. Many of the Company's competitors are substantially larger and have greater financial and other resources than the Company.

     Markets. The Company's ability to produce and market oil and gas profitably depends on numerous factors beyond the Company's control. The effect of these factors cannot be accurately predicted or anticipated. In recent years, worldwide oil production capacity and gas production capacity in certain areas of the United States have exceeded demand, with resulting declines in the price of oil and gas. Although the Company cannot predict the occurrence of events that may affect oil and gas prices or the degree to which oil and gas prices will be affected, it is possible that prices for any oil or gas the Company produces will be lower than those currently available. Any significant decline in the price of oil or gas would adversely affect the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties.

     Governmental Regulation. Oil and gas exploration and production are subject to various types of regulation by local, state and federal agencies. The
Company's operations are also subject to state conservation laws and regulations, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of wells. Each state generally imposes a production or severance tax with respect to production and sale of oil and gas within their respective jurisdictions. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

     The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf (the "OCS") provide open-access, nondiscriminatory service. Although the Federal Energy Regulatory Commission ("FERC") has chosen not to impose the regulations of Order No. 509, which implements the OCSLA, on gatherers and other nonjurisdictional entities, FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit nondiscriminatory access to service on the OCS. In addition, gathering lines are currently exempt from FERC's jurisdiction, regardless of whether they are on the OCS, but FERC could eliminate this exception. Commencing May 1994, FERC issued a series of orders in individual cases that delineate its current gathering policy. FERC's gathering policy was retained and clarified with regard to deep water offshore facilities in a statement of policy issued in February 1996. FERC's new gathering policy does not address its jurisdiction over pipelines operating on or across the OCS pursuant to the OCSLA. If FERC were to apply Order No. 509 to gatherers on the OCS, eliminate the exemption of gathering lines and redefine its jurisdiction over gathering lines, these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico and elsewhere, such as the Company.

     The United States Minerals Management Service (the "MMS") is conducting an inquiry into certain contract settlement agreements from which producers on federal oil and gas leases have received settlement proceeds that the MMS claims are royalty-bearing and into the extent to which producers have paid appropriate royalty on those proceeds.

     Additional proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations.

     Environmental and Health Controls. The Company's operations are subject to numerous federal, state and local laws and regulations relating to environmental and health protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from oil and gas operations. These laws and regulations may also restrict air or other discharges resulting from the operation of natural gas processing plants, pipeline systems and other facilities that the Company owns. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including potential criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities.

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

     The Company currently owns or leases, and has in the past owned or leased, properties that for many years have been used for the exploration and production of oil and gas. Although the Company has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial plugging operations to prevent future contamination. For instance, until the past few years, it has been customary within the oil industry to dispose of tank bottoms in close proximity to the crude oil storage tanks in which they are accumulated. However, at least two separate federal courts have recently ruled that the sludges that accumulate at the bottom of crude oil storage tanks (commonly called "tank bottoms") may be classified as hazardous substances subject to regulation and liability under CERCLA. Consequently, wastes subject to classification as hazardous substances may have been disposed of or released on or under the Company's properties or on or under other properties in connection with the operation of the Company's properties.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention control plans, countermeasure plans, and facility response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Prevention Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground.

     OPA requires responsible parties to establish and maintain evidence of financial responsibility to cover removal costs and damages resulting from an oil spill. OPA calls for a financial responsibility increase from $35 million to $150 million to cover pollution cleanup for offshore facilities. In August 1993, MMS, which has been charged with implementing certain segments of OPA, issued its advanced notice of proposed rulemaking that would increase financial responsibility requirements for offshore lessees and permittees to $150 million as required by OPA. Due to the OPA's broad definition of "offshore facility," the Company could become subject to the financial responsibility rule if it is proposed and adopted; to date, however, the MMS has not formally proposed the financial responsibility regulations. On May 9, 1995, the U.S. House of Representatives passed a bill that would lower the financial responsibility requirements applicable to offshore facilities to $35 million (the current requirement under the federal Outer Continental Shelf Lands Act). The bill allows the limit to be increased to $150 million if a formal risk assessment indicates the increase to be warranted. It would also define "offshore facility" to include only coastal oil and gas properties. A U.S. Senate bill that would also lower the financial responsibility requirements for offshore facilities was passed in late 1995. The Senate bill would reduce the scope of "offshore facilities" subject to this financial assurance requirement to those facilities seaward of the U.S. coastline that are engaged in drilling for, producing or processing oil or that have the capacity to transport, store, transfer, or handle more than 1,000 barrels of oil at a time. Currently, the House and Senate bills are being reconciled in Conference Committee. The Clinton Administration has indicated support for these changes to the OPA financial responsibility requirements. The Company cannot predict the final form of the financial responsibility requirements that will be ultimately established, but any role that requires the Company to establish evidence of financial responsibility in the amount of $150 million has the potential to have a material adverse effect on Company operations and earnings. The Company does not believe that the rule to be proposed by the MMS will be any more burdensome to it than it will be to other similarly situated oil and gas companies.

     Many states in which the Company operates have recently begun to regulate naturally occurring radioactive materials ("NORM") and NORM wastes that are generated in connection with oil and gas exploration and production activities. NORM wastes typically consist of very low-level radioactive substances that become concentrated in pipe scale and in production equipment. State regulations may require the testing of pipes and production equipment for the presence of NORM, the licensing of NORM-contaminated facilities and the careful handling and disposal of NORM wastes. The Company believes that the growing regulation of NORM will have a minimal effect on the Company's operations because the Company generates only a very small quantity of NORM on an annual basis.

     The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or processing or a material increase in the costs of production, development, exploration or processing or otherwise adversely affect the Company's operations and financial condition.

     The Company employs an environmental specialist charged with monitoring regulatory compliance. Historically, the Company has performed an environmental review as part of the due diligence work on potential acquisitions, including acquisitions of oil and gas properties. The Company is not aware of any material environmental legal proceedings pending against it or any significant environmental liabilities to which it may be subject.

Risks Associated with Business Activities

     The nature of the business activities conducted subjects the Company to certain hazards and risks. The following is a summary of some of the material risks relating to the Company's business activities.

     Oil and Gas Prices and General Market Risks. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on the prevailing prices of oil and gas, which are affected by numerous factors beyond the Company's control. Oil and gas prices historically have been very volatile. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties and a reduction in the Company's borrowing base under its bank credit facility.

     Risks of Drilling Activities. As noted under "Item 1. Business - Business Activities," of the total 1997 capital budget of $270 million, the Company anticipates spending approximately $170 million on exploitation activities and $67 million on exploration activities. This capital expenditure budget reflects the Company's plans to drill approximately 500 development wells and 100 exploratory wells and to perform recompletions on over 150 wells. Drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions and shortages or delays in the delivery of equipment. The Company's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Because of the percentage of the Company's capital budget devoted to exploratory projects, it is likely that the Company will continue to experience exploration and abandonment expense.

     Acquisitions. Acquisitions of producing oil and gas properties have been a key element of the Company's growth. In implementing its strategic plan, the Company reduced its emphasis on acquisition activities during 1995 and 1996 and focused on the development of its property base which was built largely through acquisitions. The Company's growth following the full development of that property base could be impeded if it is unable to acquire additional oil and gas properties on a profitable basis. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attributable to reserves and to assess possible environmental liabilities. All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though the Company performs a review of the properties it seeks to acquire that it believes is consistent with industry practices, such reviews are often limited in scope.

     Divestitures. The Company regularly reviews its property base for the purpose of identifying nonstrategic assets, the disposition of which would create organizational and operational efficiencies. Various factors could materially affect the ability of the Company to dispose of nonstrategic assets, including the availability of purchasers willing to purchase the nonstrategic assets at prices acceptable to the Company.

     Risks Associated with Operation of Natural Gas Processing Plants. The Company owns interests in three natural gas processing plants and operates one of those plants, although the net revenues derived from natural gas processing during 1996 represented only 4% of the total net revenues from oil and gas activities. There are significant risks associated with the operation of natural gas processing plants. Natural gas and natural gas liquids are volatile and explosive and may include carcinogens. Damage to or misoperation of a natural gas processing plant could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.

     Operating Hazards and Uninsured Risks. The Company's operations are subject to all the risks normally incident to the oil and gas exploration and production business, including blowouts, cratering, explosions and pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Although the Company currently maintains insurance coverage that it considers reasonable and that is similar to that maintained by comparable companies in the oil and gas industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs.

     Environmental Risks. The oil and gas business is also subject to environmental hazards, such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. A variety of federal and state laws and regulations govern the environmental aspects of the oil and gas business. Noncompliance with these laws and regulations may subject the Company to penalties, damages or other liabilities, and compliance may increase the cost of the Company's operations. Such laws and regulations may also affect the costs of acquisitions. See "Item 1. Business - Competition, Markets and Regulation - Environmental and Health Controls".

     The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or processing or a material increase in the costs of production, development, exploration or processing or otherwise adversely affect the Company's operations and financial condition. Pollution and similar environmental risks generally are not fully insurable.

     Competition. The oil and gas industry is highly competitive. The Company competes with other companies, producers and operators for acquisitions and in the exploration, development, production and marketing of oil and gas. Some of these competitors have substantially greater financial and other resources than the Company. See "Item 1. Business - Competition, Markets and Regulation".

     Government Regulation. The Company's business is regulated by a variety of federal, state and local laws and regulations. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1. Business - Competition, Markets and Regulation".

     Risks of International Operations. At December 31, 1996, less than 1% of the Company's proved reserves of oil and gas were located outside the United States. The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the United States dollar versus the local currency in which oil and gas are sold. To the extent that the Company is involved in international activities, changes in exchange rates may adversely affect the Company's consolidated revenues and expenses (as expressed in United States dollars).

     Estimates of Reserves and Future Net Revenues. Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this Report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Company's proved reserves.

Definition of Certain Oil and Gas Terms

     When used in this Report, the following terms have the meanings indicated below.

     "Bbl" means a standard barrel of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate.

     "Bcf" means one billion cubic feet.

     "BOE" means a barrel-of-oil-equivalent and is a customary convention used in the United States to express oil and gas volumes on a comparable basis. It is determined on the basis of the estimated relative energy content of natural gas to oil, being approximately 6 Mcf of natural gas per Bbl of oil.

     "gross" acre or well means an acre or well in which a working interest is owned.

     "MBbl" means one thousand Bbls.

     "MBOE" means one thousand BOEs.

     "Mcf" means one thousand cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.

     "MMcf" means one million cubic feet.

     "net" acres or wells is determined by multiplying the gross acres or wells, as the case may be, by the applicable working interest in those gross acres or well.

     "NGLs" means natural gas liquids.

     "proved reserves" means those estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. Proved reserves are limited to those quantities of oil and gas that can be expected to be recoverable commercially at current prices and costs, under existing regulatory practices and with existing conventional equipment and operating methods.

     "SEC 10 value" means the present value of estimated future net revenues, before income taxes, of proved reserves, determined in all material respects in accordance with the rules and regulations of the Securities and Exchange Commission (generally using prices and costs in effect at the specified date and a 10% discount rate). The prices in effect at December 31, 1996 used in calculating SEC 10 value as of such date for purposes of this Report were $24.55 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs) for domestic oil reserves and $3.97 per Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage) for domestic gas reserves.

ITEM 2.     PROPERTIES

     The information included in this Report about the Company's proved oil and gas reserves at December 31, 1996, including estimated quantities and SEC 10 value, is based on reserve reports audited by Netherland, Sewell & Associates, Inc. for the Company's major domestic properties (representing approximately 52% of the total SEC 10 value of the Company's domestic proved reserves at December 31, 1996) and reserve reports prepared by the Company's engineers for all other domestic properties and the Company's Argentine properties. The estimate of the reserves related to the Company's interests in natural gas processing rights for proved reserves contractually or economically dedicated to the Company's natural gas processing plants is based on evaluations prepared by the Company's engineers.

     Numerous uncertainties exist in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company's control. This Report contains estimates of the Company's proved oil and gas reserves and the related future net revenues therefrom, which are based on various assumptions, including those prescribed by the Securities and Exchange Commission. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and related SEC 10 value of proved reserves set forth in this Report. In addition, the Company's reserves may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, estimates of the SEC 10 value of proved reserves contained in this Report should not be construed as estimates of the current market value of the Company's proved reserves.

     SEC 10 value is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the Securities and Exchange Commission. It requires the use of oil and gas prices prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas because of seasonal price fluctuations or other varying market conditions. SEC 10 values as of any date are not necessarily indicative of future results of operations. Accordingly, estimates of future net revenues in this Report may be materially different from the net revenues that are ultimately received.

     The Company did not provide estimates of total proved oil and gas reserves during 1996 to any federal authority or agency, other than the Securities and Exchange Commission.

Proved Reserves

     The Company's proved reserves totaled 302.2 million BOE at December 31, 1996, 296.8 million BOE at December 31, 1995 and 282.5 million BOE at December 31, 1994, representing $2.3 billion, $1.4 billion and $1.1 billion, respectively, in SEC 10 value. The Company achieved these annual increases in reserves despite having sold reserves of 45.8 million BOE in 1996 and 34.8 million BOE in 1995. Excluding these sold reserves, total proved reserves increased 21% in 1996 and 28% in 1995. Oil reserves at year-end 1996 were 163.9 million Bbls compared to 147.3 million Bbls at year-end 1995 and 144.5 million Bbls at year-end 1994 (an 11% increase from 1995 to 1996 and a 2% increase from 1994 to 1995). Natural gas reserves at year-end 1996 were 829.4 Bcf, compared to 896.9 Bcf at year-end 1995 and 827.5 Bcf at year-end 1994 (an 8% decrease from 1995 to 1996 and an 8% increase from 1994 to 1995).

     On a BOE basis, 78% of the Company's total proved reserves at December 31, 1996 are proved developed reserves. The Company operates 86% of its total proved reserves based on the December 31, 1996 SEC 10 value. Based on reserve information as of December 31, 1996 and using the Company's reserve report production information for 1997, the reserve-to-production ratio associated with the Company's proved reserves is 12.1 years on a BOE basis. The following table provides information regarding the Company's proved reserves by geographic area as of and for the year ended December 31, 1996.


                           PROVED OIL AND GAS RESERVES
                                                                          1996 Average
                      Proved Reserves as of December 31, 1996         Daily Production (a)
                     ------------------------------------------    ---------------------------
                                Natural               SEC 10                 Natural
                       Oil        Gas                  Value         Oil       Gas
                     (MBbls)    (MMcf)     MBOE        (000)       (Bbls)     (Mcf)     BOE
                     -------    -------   -------    ----------    ------    -------  --------
United States:
 Spraberry.........  112,301    284,576    159,730   $1,119,950    17,638     42,182    24,668
 Permian...........   41,391    119,710     61,343      515,461     8,606     35,481    14,520
 Gulf Coast........    4,345    252,335     46,401      445,337     2,166     92,309    17,551
 Mid-Continent.....    2,769    167,120     30,622      238,400     1,294     31,813     6,596
 Other.............    2,030      4,527      2,785       18,180         1        194        33
                     -------    -------    -------    ---------    ------    -------    ------
                     162,836    828,268    300,881    2,337,328    29,705    201,979    63,368
Australia (b)......      -          -          -            -         955      5,265     1,833
Argentina..........    1,105      1,108      1,290        8,041       145        -         145
                     -------    -------    -------    ---------    ------    -------    ------
  Total............  163,941    829,376    302,171   $2,345,369    30,805    207,244    65,346
                     =======    =======    =======    =========    ======    =======    ======

---------------

(a) The 1996 average daily production is calculated using a 366-day year and without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the year.

(b) Represents production associated with the Company's Australian subsidiaries prior to their divestiture in 1996. See Note Q of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".


     In addition, proved NGLs of 12.6 million Bbls were attributable to the Company's interests in gas processing rights in reserves contractually or economically dedicated to the Company's natural gas processing plants at December 31, 1996. The present value of estimated future net revenues from those dedicated proved reserves was $44.3 million at December 31, 1996 (using a constant weighted average price of $11.46 per Bbl and a 10% discount rate). For the year ended December 31, 1996, average daily production from the Company's interests in natural gas processing plants was 2,327 NGLs per day.

  Reserve Replacement

     For the eighth consecutive year, the Company was able to replace its annual production volumes with proved reserves of crude oil and natural gas, stated on an energy equivalent basis. During 1996, the Company added 75 million BOE resulting in reserve replacement of 314% of total production. Of the 75 million BOE reserve additions, 71.1 million BOE were added through exploration and development drilling activities, 2.2 million BOE were added through acquisitions of proved properties and 1.7 million BOE were the net result of revisions. Reserves added by development drilling are primarily from the identification of additional infill drilling locations and new secondary recovery projects.
Reserve revisions result from several factors including changes in existing estimates of quantities available for production and changes in estimates of quantities which are economical to produce under current pricing conditions. The Company's reserves as of December 31, 1996 were estimated using a price of $24.55 per Bbl and $3.97 per Mcf. Should prices decline in future years, reserves may be revised downward for quantities which may be uneconomical to produce at lower prices.

     The Company's 1996 reserve replacement rate on a barrel of oil equivalent basis was 314%, which included reserve replacement rates for oil and natural gas of 398% and 239%, respectively. Previous reserve replacement performance rates were 281% in 1995 (263% for oil and 297% for gas) and 537% in 1994 (549% for oil and 526% for gas). For the three year period ended December 31, 1996, the three year average reserve replacement rate was 377%, as compared to a three year average replacement rate of 412% in 1995 and 496% in 1994. Through 1994, the Company's reserve replacement rate was primarily the product of its acquisition activities. Beginning in 1995, and to a greater extent in 1996, the reserve replacement rates have been influenced more by exploration and development activities and less by acquisition activities. The Company seeks to achieve an annual reserve replacement rate of at least 150% through the emphasis on its exploration and development activities.

  Finding Cost

     The Company's acquisition and finding cost for 1996 was $3.10 per BOE as compared to the 1995 and 1994 acquisition and finding costs of $2.87 and $5.11 per BOE, respectively. The average acquisition and finding cost for the three-year period from 1994 to 1996 was $3.99 per BOE representing an 18% decrease from the 1995 three-year average rate of $4.84.

  Oil and Gas Mix

     The Company seeks to maintain a strategic balance between oil and natural gas reserves and production. While the Company's reserve and production mix may vary somewhat on a short-term basis as the Company takes advantage of market conditions and specific acquisition and development opportunities, management believes that a relative mix of approximately 50% oil and 50% natural gas is in the best long-term interests of the Company and its stockholders. The Company's reserve mix was 54% oil and 46% gas at December 31, 1996, and its production mix was 47% oil and 53% gas during 1996.

Description of Properties

     The Company manages its domestic oil and gas properties based upon their geographic area, and, as a result, the Company has divided its domestic operations into four operating divisions: the Spraberry Division, the Permian Division, the Gulf Coast Division, and the MidContinent Division. In addition, the Company has an international division that manages the Company's ownership in oil and gas properties outside the United States. At December 31, 1996, the Company's only properties outside the U.S. are located in Argentina.

     Spraberry Division. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average Btu content of 1,400 Btu per Mcf. The oil and gas is produced from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. The center of the Spraberry field was unitized in the late 1950's and early 1960's by the major oil companies but until the late 1980's experienced very limited development activity. Since 1989, the Company has focused acquisition and development drilling activities in the unitized portion of the Spraberry field due to the dormant condition of the properties and the high net revenue interests available. The Company believes the area offers excellent opportunities to enhance oil and gas reserves because of the hundreds of undeveloped infill drilling locations and the ability to reduce operating expenses through economies of scale. In February 1997, the Texas Railroad Commission (which regulates oil and gas production) entered a favorable order on the Company's application to allow administrative approval of uncontested applications to increase the density of drilling in the Spraberry field from one well per 80 acres to one well in 40. The Company believes such reduced spacing may provide in excess of 1,000 additional drilling locations which have the potential to add 70 million equivalent barrels to the Company's reserve base.

     The Company continues to realize the benefits of its focus on the Spraberry field through significant reserve additions due to development drilling and identification of a large number of new drilling locations each year. As a result, the Company plans to continue to devote a great deal of its capital budget and operating resources to the ongoing development of the Spraberry field. Specifically, the Company has allocated $88 million, or 37%, of its 1997 exploration and development budget to drill approximately 225 development wells and to perform approximately 50 recompletions in the Spraberry field.

     Permian Division. Since the early 1960's, the Company has been involved in acquisition and development activities in the Permian Division which includes all of West Texas and Southeastern New Mexico except for the Spraberry field. The Iatan field in Mitchell County, Texas, the Lusk and Dagger Draw fields in Eddy County, New Mexico, the Abell (Devonian) field in Crane and Pecos Counties of Texas and the Ozona field in Crockett and Sutton

Counties of Texas are core areas for the Company's Permian Division operations in terms of existing production, production and reserve growth, and identification of additional drilling locations. During 1996, the Permian
Division expanded its growth strategy to include significant emphasis on exploration activities in order to produce a more balanced portfolio. In November 1996, the Company announced a significant oil discovery in the War-Wink West Field in the Delaware Basin of West Texas. This Company operated well, the University 18-34 #1, tested at rates of up to 720 barrels of oil per day and is currently producing at its expected allowable rate of approximately 270 barrels of oil per day and 374 thousand cubic feet of gas per day. The Company and Enserch Exploration, Inc. ("Enserch") each own a 50% working interest in this well, which is the first in their joint exploration and development of the 4,500 acre War-Wink prospect. In addition, during 1996, the Company experienced successful results from its exploratory efforts in the Permian reef play of the Southeastern Shelf of the Midland Basin.

     The Company will continue to focus on the development of the existing properties utilizing waterflood procedures and secondary recovery technologies as these efforts have consistently resulted in increased production, reserve additions due to development drilling, and new drilling locations. In addition, all of the fields in this operational group have been screened for feasibility for carbon dioxide (CO2) flood implementation, and the Company plans to move forward in utilizing this technology in 1997. During 1997, the Company plans to continue its development of the War- Wink prospect by drilling two confirmation wells and an additional two to four development wells. Parker & Parsley and Enserch also control approximately 30,000 additional acres in the Delaware Basin play in Southeastern New Mexico and West Texas where they intend to drill eight exploratory wells in 1997. Also during 1997, the Company plans to perform additional 3-D seismic data interpretation in order to exploit the Midland Basin successes.

      In total,  the Company  anticipates  spending  $45 million in 1997 in this area to drill approximately 220 wells and to perform recompletions on approximately 90 targeted wells. Eighty percent of these planned expenditures are devoted to development activities.

     Gulf Coast Division. The Gulf Coast Division includes onshore oil and gas properties located in South and East Texas, Louisiana, Mississippi and Alabama. The primary producing formations in this region include the Wilcox, Frio and Yegua formations in Texas and the Cretaceous formation in Mississippi. The addition of the domestic properties acquired as a part of the Bridge Oil Limited acquisition (primarily in South Texas and Louisiana), positioned the Company to be better able to pursue and realize future economic growth in this area.

     The strategy for the Gulf Coast Division has been to emphasize the growth of natural gas reserves. To accomplish this, the Company has devoted most of its domestic exploration efforts to this region as well as its investment in and utilization of 3-D seismic technology. In addition, the Company is successfully employing newer drilling techniques such as drilling horizontal wells. Utilization of 3-D seismic technology during 1996 yielded substantial results in the Company's Lopeno field which produces from the Wilcox formation. Gross gas production increased from 14 MMcf per day to 38 MMcf per day in 1996 in this area as a result of drilling six development wells, most of which were identified through the 3-D project, and the Company has identified several additional drilling locations after interpreting 3-D seismic data. In addition, the Company experienced successful results in its Central Texas Pawnee field which produces from the Edwards formation after drilling a successful horizontal well in late 1996. This well, the S.E. Turner Gas Unit #2, in which the Company owns a 100% working interest, is currently flowing at a rate of 3.1 MMcf per day. The Company plans to drill two additional horizontal wells and to initiate a 3-D project in this field during 1997 in order to exploit the 1996 successes.

     Overall, the Company plans to continue its emphasis on exploration activities in the Gulf Coast Division with a total budget of $45 million being devoted to drilling approximately 25 exploratory wells and 40 development wells.

     MidContinent Division. The Mid-Continent Division includes properties located in the Texas Panhandle and Oklahoma. In past years, the Company has aggressively engaged in both acquisitions and divestitures of oil and gas properties in order to position this portfolio of properties for significant growth through development and exploratory drilling opportunities. During 1997, the Company plans to spend approximately $23 million in the MidContinent Division on exploitation and exploration activities. This activity includes drilling approximately 45 development wells and performing recompletions on approximately 20 targeted wells.

     International. The Company owns interests in Argentina consisting of a 14.42% interest in the Confluencia block and a 15% interest in the China Muerta block, both in the Neuquen Basin of Central Argentina. During 1996, the Company participated in several discoveries in the Confluencia Sur field in the
Confluencia block. In early 1996, the Company announced the successful completion of two exploratory wells (the Naco x-1 and the Sierra de Reyes x-1), and, in January 1997, the Company announced the successful completion of three development wells, also in the

Confluencia Sur field. The three wells, the Sierra de Reyes 2, 3 and 4, operated by Petrolera Argentina San Jorge S.A., collectively tested 3,727 barrels of oil per day, and current gross production for the field is at a facility-constrained rate of 2,520 Bbls of oil per day. The Company expects to drill an additional two to three development wells in the Confluencia Sur field during the first six months of 1997 in order to increase daily oil production to 6,000 barrels (865 barrels net to the Company's interest).

Selected Oil and Gas Information

     The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 1996, 1995 and 1994. Because of normal production declines, increased or decreased drilling activities and the effects of future acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

     Production, Price and Cost Data. The following table sets forth production, price and cost data with respect to the Company's properties for the years ended December 31, 1996, 1995 and 1994.


                                        PRODUCTION, PRICE AND COST DATA (a)

                                                     Year ended December 31,
                     --------------------------------------------------------------------------------------
                                 1996                         1995                          1994
                     --------------------------    -------------------------     --------------------------
                              Australia(b)
                     United       and              United                        United
                     States    Argentina  Total    States   Australia  Total     States   Australia   Total
                     ------    ---------  -----    ------   ---------  -----     ------   ---------   -----
Production information:
 Annual production:
  Oil (MBbls).....   10,872       403    11,275    11,328     1,574    12,902    11,267       880    12,147
  Gas (MMcf)......   73,924     1,927    75,851    76,669     8,626    85,295    75,040     4,634    79,674
  Total (MBOE)....   23,193       723    23,916    24,106     3,012    27,118    23,774     1,652    25,426
 Average daily
   production:
    Oil (Bbls)....   29,705     1,100    30,805    31,036     4,312    35,348    30,868     2,411    33,279
    Gas (Mcf).....  201,979     5,265   207,244   210,052    23,633   233,685   205,589    12,696   218,285
    Total (BOE)...   63,368     1,978    65,346    66,045     8,251    74,296    65,133     4,527    69,660
Average prices:
 Oil (per Bbl)....  $ 19.96   $ 19.81   $ 19.96   $ 16.70   $ 18.78   $ 16.96   $ 15.26   $ 17.12   $ 15.40
 Gas (per Mcf)....  $  2.27   $  1.95   $  2.27   $  1.84   $  1.88   $  1.84   $  1.89   $  1.89   $  1.89
 Revenue (per BOE)  $ 16.61   $ 16.21   $ 16.60   $ 13.69   $ 15.21   $ 13.85   $ 13.20   $ 14.43   $ 13.28
Average costs:
 Production costs
  (per BOE):
   Lease operating
    expense.......  $  3.39   $  4.75   $  3.43   $  3.97   $  4.12   $  3.99   $  4.11   $  3.89   $  4.10
   Production taxes     .94       -         .91       .70       -         .62       .72       -         .67
   Workover.......      .28       -         .27       .25       -         .22       .25       -         .23
                     ------    ------    ------    ------    ------    ------    ------       ---    ------
     Total........  $  4.61   $  4.75   $  4.61   $  4.92   $  4.12   $  4.83   $  5.08   $  3.89   $  5.00
 Depletion expense
   (per BOE)......  $  4.25   $  5.73   $  4.30   $  5.19   $  6.74   $  5.36   $  5.07   $  6.77   $  5.18

---------------

(a) These amounts are calculated without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years.

(b) Represents production associated with the Company's Australian subsidiaries prior to their divestiture in 1996. See Note Q of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

                                       15

     Productive Wells. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 1996, 1995 and 1994.

                               PRODUCTIVE WELLS(a)

                               Gross Productive Wells    Net Productive Wells
                               ----------------------    ---------------------
                                Oil     Gas     Total     Oil     Gas    Total
                               -----   -----   ------    -----   -----   -----
Year ended December 31, 1996:
 United States...............  5,572   1,393    6,965    3,119     650   3,769
 Argentina...................      5     -          5        1     -         1
                               -----   -----   ------    -----   -----   -----
 Total.......................  5,577   1,393    6,970    3,120     650   3,770
                               =====   =====   ======    =====   =====   =====
Year ended December 31, 1995:
 United States...............  6,138   2,137    8,275    3,198     680   3,878
 Australia and Other
  Foreign....................    112     450      562       27      54      81
                               -----   -----   ------    -----   -----   -----
 Total.......................  6,250   2,587    8,837    3,225     734   3,959
                               =====   =====   ======    =====   =====   =====
Year ended December 31, 1994:
 United States...............  8,096   3,225   11,321    4,423   1,652   6,075
 Australia and Other
  Foreign....................     83     542      625       19      70      89
                               -----   -----   ------    -----   -----   -----
 Total.......................  8,179   3,767   11,946    4,442   1,722   6,164
                               =====   =====   ======    =====   =====   =====

---------------

(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well. As of December 31, 1996, the Company owned interests in 73 wells containing multiple completions.

     Leasehold Acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 1996.

                                LEASEHOLD ACREAGE

                                Developed Acreage      Undeveloped Acreage
                              ----------------------  ----------------------   Royalty
                              Gross Acres  Net Acres  Gross Acres  Net Acres   Acreage
                              -----------  ---------  -----------  ---------   -------
Year ended December 31, 1996:
  United States.............   1,174,911    517,385    1,029,883    597,210    435,618
  Argentina (a).............       5,718        825    1,816,429    262,111        -
                               ---------    -------    ---------    -------    -------
  Total.....................   1,180,629    518,210    2,846,312    859,321    435,618
                               =========    =======    =========    =======    =======

---------------

(a) Effective February 22, 1997, the Company relinquished its interests in the Laguna Blanca and Las Lajas blocks in the Neuquin Basin of Central Argentina which represents 1,199,670 gross and 173,113 net undeveloped acres at December 31, 1996.

     Drilling Activities. The following table sets forth the number of gross and net productive and dry wells in which the Company had an interest that were drilled and completed during the years ended December 31, 1996, 1995 and 1994. This information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry wells.

                               DRILLING ACTIVITIES

                               Gross Wells                   Net Wells
                          ----------------------     -------------------------
                          Year Ended December 31,     Year Ended December 31,
                          ----------------------     -------------------------
                          1996(b)   1995    1994     1996(b)    1995      1994
                          -------  ------  ------    -------   ------    ------
United States:
 Productive wells:
  Development...........    535     432     282       362.9     307.0     193.4
  Exploratory...........     37      30       6        24.2      18.0       3.5
 Dry holes:
  Development...........      7       7       2         4.4       2.1       1.9
  Exploratory...........     10      16       3         6.0       4.7       1.6
                            ---     ---     ---       -----     -----     -----
                            589     485     293       397.5     331.8     200.4
                            ---     ---     ---       -----     -----     -----
Australia:
 Productive wells:
  Development...........      2       6       1          .3       1.4       0.2
  Exploratory...........     -        1       2          -         .3       0.5
 Dry holes:
  Development...........      1      -       -           .2        -         -
  Exploratory...........      1       9       3          .2       2.8       2.5
                            ---     ---     ---       -----     -----     -----
                              4      16       6          .7       4.5       3.2
                            ---     ---     ---       -----     -----     -----
Argentina:
 Productive wells:
  Development...........      3      -       -           .4        -         -
  Exploratory...........     -        1      -           -         .1        -
 Dry holes:
  Development...........     -       -       -           -          -        -
  Exploratory...........      3       7      -           .4       1.0        -
                            ---     ---     ---       -----     -----     -----
                              6       8      -           .8       1.1        -
                            ---     ---     ---       -----     -----     -----
    Total...............    599     509     299       399.0     337.4     203.6
                            ===     ===     ===       =====     =====     =====
Success ratio(a)........    96%     92%     97%        97%       97%       97%

---------------

(a)  Represents those wells that were successfully completed as productive wells.

(b) The 1996 amounts include only three months of activity related to the Company's Australian properties. The remaining foreign drilling activities primarily relate to the Company's interests in Argentine oil and gas properties.

     The following table sets forth information about the Company's wells that were in progress at December 31, 1996.

                                 Gross Wells     Net Wells
                                 -----------     ---------
United States:
  Development.............            74            56.1
  Exploratory.............             9             6.3
                                     ---            ----
     Total................            83            62.4
                                     ===            ====
Argentina:
  Exploratory.............             2             0.3
                                     ===            ====

ITEM 3.     LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which the Company believes to be material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "PDP". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported in the New York Stock Exchange composite transactions, and the amount of dividends paid.
                                                                Dividends
                                         High        Low      Paid per share
                                       --------    --------   --------------
1996
   Fourth quarter.................     $ 37 1/4    $ 26 1/8           -
   Third quarter..................     $ 27 3/4    $ 22 1/4        $.05
   Second quarter.................     $ 27 7/8    $ 22 3/4          -
   First quarter..................     $ 23 3/4    $ 19 3/8        $.05
1995
   Fourth quarter.................     $ 22 1/2    $ 18 1/2            -
   Third quarter..................     $ 23 1/4    $ 17 3/8        $.05
   Second quarter.................     $ 22 3/4    $ 18 5/8            -
   First quarter..................     $ 22 7/8    $16 5/16        $.05

     On February 3, 1997, the last reported sales price of the Company's common stock, as reported in the New York Stock Exchange composite transactions, was $34-1/8 per share.

     As  of  February  3,  1997,   the  Company's   common  stock  was  held  by
approximately 39,000 holders of record and approximately 57,300 beneficial owners.

     Since the third quarter of 1991, the Company has paid a cash dividend of $.05 per share of common stock in the first and third quarters of each calendar year. Subject to the continuation of successful operations and the discretion of the Company's Board of Directors, the Company intends to continue to declare a $.05 per share dividend on a semi-annual basis to achieve an annual dividend level of $.10 per share. The Company's Board of Directors may from time to time reconsider the dividend policy and make any changes that it deems appropriate. There can be no assurance that any future dividends or distributions will be paid on the Company's common stock. The Company's current bank credit facility agreement contains various restrictive covenants, which, among other things, limit to $5 million per year the sum of annual dividends that the Company may declare and pay and the amount of the Company's capital stock that the Company may redeem or purchase.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the Company should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, related notes and other financial information included in "Item 8. Financial Statements and Supplementary Data".

                                                              Year ended December 31,
                                                 1996         1995        1994(a)      1993(b)       1992
                                              ----------   ----------   ----------   ----------   ---------
                                                      (in thousands, except per share data)
Statement of Operations Data
  Total operating revenues..................  $  420,745   $  485,762   $  479,733   $  328,467   $ 201,807
  Total operating expenses(c)...............     286,389      586,947      461,804      280,473     163,071
                                               ---------    ---------    ---------    ---------    --------
  Operating income (loss)...................     134,356     (101,185)      17,929       47,994      38,736
                                               ---------    ---------    ---------    ---------    --------
  Other revenues and expenses:
    Interest and other income...............      17,458       11,364        6,918        4,388       4,223
    Gain on disposition of assets,
      net (d)...............................      97,140       16,620        9,512       23,220       4,169
    Interest expense........................     (46,155)     (65,449)     (50,552)     (23,338)    (14,708)
    Other expenses..........................      (2,451)     (11,357)      (4,298)      (3,861)     (2,274)
                                               ---------    ---------    ---------    ---------    --------
                                                  65,992      (48,822)     (38,420)         409      (8,590)
                                               ---------    ---------    ---------    ---------    --------
  Income (loss) before income taxes,
    extraordinary item and cumulative
    effect of accounting change.............     200,348     (150,007)     (20,491)      48,403      30,146
  Income tax benefit (provision)............     (60,100)      45,900        6,500      (17,000)     (3,000)
                                               ---------    ---------    ---------    ---------    --------
  Income (loss) before extraordinary item
    and cumulative effect of accounting
    change..................................  $  140,248   $ (104,107)  $  (13,991)  $   31,403   $  27,146
                                               =========    =========    =========    =========    ========
  Income (loss) before extraordinary item
    and cumulative effect of accounting
    change per share:
      Primary...............................  $     3.92   $    (2.95)  $     (.47)  $     1.13   $    1.05
                                               =========    =========    =========    =========    ========
      Fully diluted.........................  $     3.47   $    (2.95)  $     (.47)  $     1.13   $    1.05
                                               =========    =========    =========    =========    ========
  Dividends per share ......................  $      .10   $      .10   $      .10   $      .10   $     .10
                                               =========    =========    =========    =========    ========
  Weighted average shares outstanding.......      35,734       35,274       30,063       27,945      25,825

Cash Flow Data
  Net cash provided by operating activities.  $  230,059   $  157,256   $  129,750   $  112,152   $  77,203
  Net cash provided by (used in) investing
     activities.............................      13,539      (53,806)    (454,894)    (386,816)   (111,827)
  Net cash provided by (used in) financing
    activities..............................    (258,940)    (107,541)     331,832      291,677      33,756

Balance Sheet Data
  Working capital...........................  $   26,069   $   31,501   $   43,653   $   39,475   $   7,974
  Property, plant and equipment, net........   1,040,420    1,121,746    1,349,855      802,018     499,063
  Total assets..............................   1,199,865    1,319,229    1,604,904    1,016,854     576,714
  Long-term obligations.....................     328,979      603,205      727,172      544,344     225,938
  Preferred stock of subsidiary.............     188,820      188,820      188,820          -           -
  Total stockholders' equity................     530,296      410,995      509,584      348,770     295,013

---------------

(a) Includes amounts relating to the acquisition of Bridge Oil Limited in July 1994 and the acquisition of properties from PG&E Resources Company in
     August 1994. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(b) Includes amounts relating to the acquisition of certain Prudential-Bache Energy limited partnerships in July 1993. Also includes results of operations related to the Company's interest in the Carthage gas processing plant that had been deferred in 1992 and 1993 and the gain of $7.3 million recognized on the sale of that interest on June 30, 1993.

(c) Includes noncash pre-tax charges of $130.5 million in 1995 associated with the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". See Note R of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(d) Includes a gain of $83.3 million in 1996 related to the disposition of certain wholly-owned subsidiaries. See Note Q of Notes to Consolidated
     Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

                                       19

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

General

     Operating Performance. The Company reported operating earnings for the year ended December 31, 1996 of $58.9 million or $1.65 per share. The operating earnings exclude certain items and their related tax effects described below under "Financial Performance". Excluding production from the Company's Australasian assets which were sold in 1996 and production from nonstrategic domestic assets which were sold in 1995 and 1996, average daily oil production increased 13% to 29,100 Bbls per day for the year ended December 31, 1996 from 25,718 Bbls per day for the year ended December 31, 1995, and average daily gas production increased 13% to 193,246 Mcf per day from 170,979 Mcf per day for the same period. In addition to increased production, the Company's operating performance for the year ended December 31, 1996 was positively affected by the following items: (i) improved oil and gas prices, (ii) decreases in production costs due to certain cost reduction efforts initiated in 1995 and 1996, (iii) a decrease in oil and gas property depletion expense as a result of significant increases in the Company's oil and gas reserves during 1995 and 1996, (iv) a decrease in general and administrative expenses primarily resulting from the implementation of measures during 1995 intended to reduce overall general and administrative expenses, and (v) a decrease in interest expense due to a decrease in the Company's outstanding long-term indebtedness.

     Net cash provided by operating activities, before changes in operating assets and liabilities, increased 39% to $228.5 million for the year ended December 31, 1996 as compared to $164.2 million for the year ended December 31, 1995. This increase was primarily attributable to improved commodity prices during 1996, declining production costs due to the improvements made in the overall cost structure of the Company during 1995 and 1996 and decreased interest expense due to a decrease in long-term debt.

     Long-term debt has been reduced by $265.6 million to $320.9 million at December 31, 1996 from $586.5 million at December 31, 1995 due principally to the application of substantially all of the proceeds from the disposition of the Company's Australasian and certain domestic assets to the Company's outstanding indebtedness, as described below. Consequently, the Company's long-term debt to total capitalization has been reduced to 31% at December 31, 1996 from 49% at December 31, 1995.

     Financial Performance. The Company reported net income of $140.2 million ($3.92 per share) for the year ended December 31, 1996 as compared to a net loss of $99.8 million ($2.83 per share) for the year ended December 31, 1995. Net income for the year ended December 31, 1996 includes the following after-tax nonoperating items: (i) aggregate gains of $76.3 million related to the disposition of the Company's Australasian assets and certain nonstrategic domestic assets (see "Disposition of Australasian Assets" and "Asset Dispositions" below), (ii) income of $7.4 million related to the settlement of several litigation matters involving the Company's Hooker Natural Gas Processing Plant and related assets (see "Legal Actions" below), (iii) a loss of $2.8 million associated with the write-off of certain tax attributes related to litigation contingencies that are no longer available and (iv) income of $400,000 from the operations of the Australian assets and nonstrategic domestic assets prior to their sale in 1996. Net income for December 31, 1995 includes the following after-tax nonoperating items: (i) noncash charges of $84.8 million associated with the adoption of SFAS 121 (as defined in "Depletion Expense" below), (ii) charges of $6.9 million associated with the amortization of deferred compensation awarded in 1993 and organizational changes designed to reduce overall general and administrative expenses, (iii) charges of $4.4 million consisting of previously capitalized financing fees and expenses associated with certain legal matters, and (iv) net gains of $10.8 million associated with the disposition of nonstrategic assets (see "Asset Dispositions" below).

Significant Activities in 1996

     Exploration and Development Activities. The Company continues to realize the benefits of its focused activities in the exploration and development of its existing core areas. Since completing two major acquisitions in 1994 (see Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"), the Company has devoted its efforts to exploitation and exploration of its existing property base and the Company believes that substantial additional opportunities remain.

     Drilling Activities. As was the case in 1994 and 1995, the Company's 1996 development drilling activities focused primarily on the Company's Permian Basin oil properties and Gulf Coast gas properties. During 1996, the Company participated in the drilling and completion of 599 gross exploration and development wells (482 of which were operated by the Company), including 326 in the Spraberry Division, 177 in the Permian Division, 48 in the MidContinent Division, 38 in the Gulf Coast Division and 10 in other areas. The Company's total capital expenditures during 1996 were $233 million, approximately $212 million of which was spent on exploration and development activities.

     During 1996, the Company announced several discoveries and developments in domestic locations. In November 1996, the Company announced a significant oil discovery in the War-Wink West field in the Delaware Basin of West Texas. This Company operated well, the University 18-34 #1, tested at rates of up to 720 barrels of oil per day and is currently producing at its expected allowable rate of approximately 270 barrels of oil per day and 374 thousand cubic feet of gas per day. The Company and Enserch Exploration, Inc. each own a 50% working interest in this well, which is the first in their joint exploration and development of the 4,500 acre War-Wink prospect. During 1997, the Company plans to continue its development of this prospect by drilling two confirmation wells and an additional two to four development wells. Parker & Parsley and Enserch also control approximately 30,000 additional acres in the Delaware Basin play in southeastern New Mexico and West Texas where they intend to drill eight exploratory wells in 1997. In addition, on November 25, 1996, the Company announced the successful completion of three development wells in the South Texas Lopeno field in which the Company owns a 50% working interest. The three wells, operated by the Company, are currently producing a total of 20 MMcf of natural gas per day. On December 19, 1996, the Company announced the successful completion of the S.E. Turner Gas Unit #2 in its Central Texas Gulf Coast Pawnee field in which the Company owns a 100% working interest. The dual lateral horizontal unstimulated producer is currently flowing at a rate of 3.1 MMcf per day. As a result of this successful activity, the Company has identified an additional six horizontal prospects in the Pawnee field and plans to begin developmental activity on these prospects in the first quarter of 1997.

     During 1996, the Company participated in several discoveries in the Confluencia Sur field in the Nuequen Basin of Central Argentina in which the Company owns a 14.42% interest. In early 1996, the Company announced the successful completion of two exploratory wells (the Naco x-1 and the Sierra de Reyes x-1) and, in January 1997, the Company announced the successful completion of three development wells, also in the Confluencia Sur field. The three wells, the Sierra de Reyes 2, 3 and 4, operated by Petrolera Argentina San Jorge S.A., collectively tested 3,727 barrels of oil per day. The Company expects to drill an additional two to three development wells in the Confluencia Sur field during the first six months of 1997 in order to increase daily oil production to 6,000 barrels (865 barrels net to the Company's interest).

     During 1997, the Company will continue with its emphasis on core development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. This portfolio was significantly enhanced and expanded by the major acquisitions completed in 1994 and the 1995 and 1996 drilling programs which have added a large number of new locations to which proved reserves have been assigned. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years. Of the total 1997 capital expenditure budget of $270 million, the Company has allocated $170 million to exploitation activities, $67 million to exploration activities and $33 million to oil and gas property acquisitions. The Company anticipates that the $237 million exploration and development budget will be spent by its operating divisions as follows: $88 million in the Spraberry Division, $45 million in the Permian Division, $45 million in the Gulf Coast Division, $23 million in the MidContinent Division and $36 million in Argentina and other international areas. This capital expenditure budget reflects the Company's plans to drill approximately 600 oil and gas wells, over 400 of which will be drilled in the Spraberry and Permian Divisions. The Company currently expects to fund its 1997 capital expenditure budget primarily with internally-generated cash flow.

     Proved Reserves. The Company's proved reserves totaled 302.2 million BOE at December 31, 1996, 296.8 million BOE at December 31, 1995 and 282.5 million BOE at December 31, 1994. The Company achieved these annual increases in reserves despite having sold reserves of 45.8 million BOE in 1996 and 34.8 million BOE in 1995. Excluding these sold reserves, total proved reserves increased 21% in 1996 and 28% in 1995. Oil reserves at year-end 1996 were 163.9 million Bbls compared to 147.3 million Bbls at year-end 1995 and 144.5 million Bbls at year-end 1994 (an 11% increase from 1995 to 1996 and a 2% increase from 1994 to 1995). Natural gas reserves at year-end 1996 were 829.4 Bcf, compared to 896.9 Bcf at year-end 1995 and 827.5 Bcf at year-end 1994 (an 8% decrease from 1995 to 1996 and an 8% increase from 1994 to 1995).

     Reserve Replacement. For the eighth consecutive year, the Company was able to replace its annual production volumes with proved reserves of crude oil and natural gas, stated on an energy equivalent basis. During 1996, the Company added 75 million BOE resulting in reserve replacement of 314% of total production. Of the 75 million BOE reserve additions, 71.1 million BOE were added through exploration and development drilling activities, 2.2 million BOE were added through acquisitions of proved properties and 1.7 million BOE were the net result of revisions. Reserves added by development drilling are primarily from the identification of additional infill drilling locations and new secondary recovery projects. Reserve revisions result from several factors including changes in existing estimates of quantities available for production and changes in estimates of quantities which are economical to produce under current pricing conditions. The Company's reserves as of December 31, 1996 were estimated using a price of $24.55 per Bbl and $3.97 per Mcf. Should prices decline in future years, reserves may be revised downward for quantities which may be uneconomical to produce at lower prices.

     The Company's 1996 reserve replacement rate on a barrel of oil equivalent basis was 314%, which included reserve replacement rates for oil and natural gas of 398% and 239%, respectively. Previous reserve replacement performance rates were 281% in 1995 (263% for oil and 297% for gas) and 537% in 1994 (549% for oil and 526% for gas). For the three year period ended December 31, 1996, the three year average reserve replacement rate was 377%. Through 1994, the Company's reserve replacement rate was primarily the product of its acquisition activities. Beginning in 1995, and to a greater extent in 1996, the reserve replacement rates have been influenced more by exploration and development activities and less by acquisition activities. The Company seeks to achieve an annual reserve replacement rate of at least 150% through the emphasis on its exploration and development activities.

     Finding Cost. The Company's acquisition and finding cost for 1996 was $3.10 per BOE as compared to the 1995 and 1994 acquisition and finding costs of $2.87 and $5.11 per BOE, respectively. The average acquisition and finding cost for the three-year period from 1994 to 1996 was $3.99 per BOE representing an 18% decrease from the 1995 three-year average rate of $4.84.

     Disposition of Australasian Assets. On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. During the year ended December 31, 1996, the Company received aggregate consideration of $237.5 million for these combined sales which consisted of $186.6 million of proceeds for the equity of such entities, $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The proceeds, after payment of certain costs and expenses, were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The Company recognized an after-tax gain of $67.3 million from the disposition of these subsidiaries. For additional information, see Note Q of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     Cost Reductions. Production costs per BOE declined 5% (from $4.83 to $4.61) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decline is despite a 47% or $.29 per BOE increase in production taxes resulting from oil and gas prices that were considerably higher in 1996 as compared to 1995. The significant decline in the remaining components of production costs, primarily lease operating expense, is the result of the Company's emphasis on cost control efforts and the disposition of certain high cost domestic nonstrategic oil and gas properties during 1995 and 1996. During 1995, the Company initiated programs to study specific opportunities for significant future reductions in its entire cost structure. These programs have continued in 1996, and the Company expects production costs per BOE to continue to decline as specific programs for further cost reductions are implemented.

     Asset Dispositions. From time to time, the Company disposes of nonstrategic assets in order to raise capital for other activities, reduce debt or eliminate costs associated with nonstrategic assets. During the year ended December 31, 1996, the Company sold certain domestic nonstrategic oil and gas properties, gas plants and other related assets for aggregate proceeds of approximately $58.4 million. The proceeds from the asset dispositions were initially used to reduce the Company's outstanding bank indebtedness and subsequently to provide funding for a portion of the Company's 1996 capital expenditures, including purchases of oil and gas properties in the Company's core areas.

     Commodity Prices. The Company benefited from the significantly higher oil and gas prices during 1996. In 1996, the Company received an average oil price of $19.96 per Bbl and an average gas price of $2.27 per Mcf representing increases of 18% and 23%, respectively, from 1995. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company periodically enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During 1996, the Company's hedging activities reduced the average price received for oil and gas sales 6% and 5%, respectively, as discussed below.

     Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas prices per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company reported an average gas price of $2.27 per Mcf for the year ended December 31, 1996. The Company's average realized price for physical gas sales (excluding hedge results) for the same period was $2.39 per Mcf. The comparable average NYMEX prompt month closing for the year ended December 31, 1996 was $2.50 per Mcf. At December 31, 1996, the Company had 28.9 Bcf of future gas production hedged at a weighted average NYMEX price of $2.17 per Mcf.

     Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil prices per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company reported an average oil price of $19.96 per Bbl for the year ended December 31, 1996. The Company's average realized price for physical oil sales (excluding hedge results) for the same period was $21.33 per Bbl. The comparable average NYMEX prompt month closing for the year ended December 31, 1996 was $22.03 per Bbl. At December 31, 1996, the Company had 6.2 million barrels of future oil production hedged at a weighted average NYMEX price of $19.39 per Bbl.

     See Note N of Notes to Consolidated  Financial Statements included in "Item
8.  Financial   Statements  and  Supplementary   Data"  for  further  discussion
concerning the Company's commodities hedging activities.

     Capitalization. The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility for future opportunities. The Company's total book capitalization at December 31, 1996 was $1 billion, consisting of total long-term debt of $326 million, stockholders' equity of $530 million and preferred stock of subsidiary of $189 million (see Note K of Notes to Consolidated Financial Statements included in"Item 8. Financial Statements and Supplementary Data" for a description of the Company's preferred stock of subsidiary). The Company attempts to maintain a debt to total capitalization ratio of 40% to 45% in order to achieve its goal of financial flexibility. Debt as a percentage of total capitalization was 31% at December 31, 1996, down from 49% at December 31, 1995. This decrease is primarily the result of the application of the net proceeds from the disposition of the Company's Australian assets and the disposition of certain other nonstrategic domestic assets described above to the Company's outstanding indebtedness.

     Legal Actions. On August 1, 1996, Dorchester Hugoton, Ltd. ("DHL"), Damson Master Limited Partnership ("DMLP"), a wholly-owned subsidiary of the Company, and their related entities entered into a settlement agreement resolving all outstanding litigation between the parties that had arisen in connection with DMLP's Hooker Plant, the Hooker Gathering System and certain other matters. The Company recognized other income of $11.4 million ($7.0 million of which was received in cash) associated with the settlement of these litigation matters. Additionally, the Company will receive an annual formula-based production payment with the first annual payment to begin in February 1997 and to continue thereafter annually through February 2026. The Company estimates the total value of the production payments to be at least $5.0 million, although such payments are dependent on future gas prices and related transportation costs. The production payments will be recognized as other income over the term of the production payment contract.

Results of Operations

  Oil and Gas Production

     The following table describes the results of the Company's oil and gas production activities during 1996, 1995 and 1994.

                                                   Year ended December 31,
                                               1996         1995        1994
                                            ---------    ---------    ---------
                                               (in thousands, except average
                                                    price and cost data)
Revenues:
 Oil and gas..............................  $ 396,931    $ 375,720    $ 337,602
 Gain on disposition of oil and gas
   properties, net (a)....................      7,786       16,847        9,175
                                             --------     --------     --------
                                              404,717      392,567      346,777
                                             --------     --------     --------
Costs and expenses:
 Oil and gas production...................    110,334      130,905      127,118
 Depletion................................    102,803      145,468      131,702
 Impairment of oil and gas properties.....        -        129,745          -
 Exploration and abandonments.............     12,653       16,431       12,345
 Geological and geophysical...............      9,054       11,121        8,402
                                             --------     --------     --------
                                              234,844      433,670      279,567
                                             --------     --------     --------
  Operating profit (loss) (excluding
   general and administrative expense
   and income taxes)......................  $ 169,873    $ (41,103)   $  67,210
                                              =======     ========     ========
---------------
(a) The 1996 amount does not include the gain related to the  disposition of the
Company's Australasian assets.

Worldwide:
   Production:
     Oil (MBbls)..........................     11,275       12,902       12,147
     Gas (MMcf)...........................     75,851       85,295       79,674
     Total (MBOE).........................     23,916       27,118       25,426
   Average daily production:
     Oil (Bbls)...........................     30,805       35,348       33,279
     Gas (Mcf)............................    207,244      233,685      218,285
   Average oil price (per Bbl)............  $   19.96    $   16.96    $   15.40
   Average gas price (per Mcf)............  $    2.27    $    1.84    $    1.89
   Costs:
     Lease operating expense (per BOE)....  $    3.43    $    3.99    $    4.10
     Production taxes (per BOE)...........  $     .91    $     .62    $     .67
     Workover costs (per BOE).............  $     .27    $     .22    $     .23
                                             --------     --------     --------
       Total production costs (per BOE)...  $    4.61    $    4.83    $    5.00
                                             ========     ========     ========
     Depletion (per BOE)..................  $    4.30    $     5.36   $    5.18

Domestic:
   Production:
     Oil (MBbls)..........................     10,872       11,328       11,267
     Gas (MMcf)...........................     73,924       76,669       75,040
     Total (MBOE).........................     23,193       24,106       23,774
   Average daily production:
     Oil (Bbls)...........................     29,705       31,036       30,868
     Gas (Mcf)............................    201,979      210,052      205,589
   Average oil price (per Bbl)............  $   19.96    $   16.70    $   15.26
   Average gas price (per Mcf)............  $    2.27    $    1.84    $    1.89
   Costs:
     Lease operating expense (per BOE)....  $    3.39    $    3.97    $    4.11
     Production taxes (per BOE)...........  $     .94    $     .70    $     .72
     Workover costs (per BOE).............  $     .28    $     .25    $     .25
                                             --------     --------     --------
       Total production costs (per BOE)...  $    4.61    $    4.92    $    5.08
                                             ========     ========     ========
     Depletion (per BOE)..................  $    4.25    $    5.19    $    5.07

     Oil and Gas Revenues. Revenues from oil and gas operations totaled $396.9 million in 1996, $375.7 million in 1995 and $337.6 million in 1994, representing a 6% increase from 1995 to 1996 and an 11% increase from 1994 to 1995. The increase from 1995 to 1996 is primarily attributable to the higher average prices being received for both oil and gas production and increases in production due to the Company's successful exploitation and exploration activities in 1995 and 1996, offset by the decreased production resulting from the 1996 sale of the Company's Australasian assets and the 1995 and 1996 sales of certain domestic assets. The average oil price received for the year ended December 31, 1996 increased 18% (from $16.96 in 1995 to $19.96 in 1996), while the average gas price received increased 23% (from $1.84 in 1995 to $2.27 in 1996). The increase from 1994 to 1995 is primarily due to (i) a full year of production in 1995 from properties purchased in 1994 offset by the production lost from those properties sold in 1995, (ii) an increase in the average oil price received of 10% (from $15.40 per Bbl in 1994 to $16.96 per Bbl in 1995), and (iii) the Company's successful development drilling activities during 1994 and 1995, which resulted in increased production in 1995.

     Excluding production from the Company's Australasian assets which were sold in 1996 and production from the nonstrategic domestic assets which were sold in 1995 and 1996, average daily oil production increased 13% from 25,718 Bbls for the year ended December 31, 1995 to 29,100 Bbls for the year ended December 31, 1996 and average daily gas production increased 13% from 170,979 Mcf to 193,246 Mcf for the same period.

     Production Costs. Production costs per BOE decreased in 1996 and 1995 by approximately 5% and 3%, respectively (from $5.00 in 1994 to $4.83 in 1995 to $4.61 in 1996). These reductions are primarily due to the Company's concentrated efforts to evaluate and reduce all operating costs and the sale of certain high operating cost properties (see "Asset Dispositions" above). The success of these cost reduction efforts is particularly evident in light of the fact that production costs per BOE declined in 1996 despite a 47% or $.29 per BOE increase in average production taxes per BOE resulting from higher commodity prices. The primary component of production costs, lease operating expense, decreased 14% from $3.99 per BOE in 1995 to $3.43 per BOE in 1996. These costs represent the majority of the oil and gas property operating expenses over which the Company has control and the costs on which the Company has focused its reduction efforts.

     Depletion Expense. Depletion expense per BOE decreased 20% in 1996 and increased 3% in 1995. The decrease in depletion expense per BOE in 1996 is primarily the result of the following factors: (i) the significant increase in oil and gas reserves during 1995 and 1996 resulting from the Company's exploration and development drilling activities, including revisions, and (ii) a reduction in the Company's net depletable basis from charges taken in 1995 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") (see "Impairment of Oil and Gas Properties" below). The increase in depletion expense per BOE during 1995 is primarily the result of increased depletion rates resulting from the relatively short lives of the properties acquired as part of the Bridge Oil Limited acquisition, when compared to the Company's other properties, and the application of such increased rates to the book basis allocated to the proved oil and gas properties acquired. The increase in depletion expense from 1994 to 1995 was mitigated by the Company's adoption of SFAS 121 in 1995 and the significant increase in oil and gas reserves at December 31, 1995.

     Impairment of Oil and Gas Properties. The Company adopted SFAS 121 effective as of April 1, 1995, and, as a result of the review and evaluation of its long-lived assets for impairment, the Company recognized noncash pre-tax charges of $129.7 million ($84.3 million after-tax) related to its oil and gas properties during 1995. See Note B and Note R of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further explanation of the Company's policies concerning SFAS 121 and its 1995 charge for impairment.

     Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs increased from $20.7 million in 1994 to $27.6 million in 1995 and decreased to $21.7 in 1996. The decrease in 1996 is largely the result of decreased activity, both in exploratory drilling and geological and geophysical activity, resulting from the sale in March 1996 of the Company's Australasian assets (see "Disposition of Australasian Assets" above and Note Q of Notes to Consolidated Financial Statements included in "Item
8. Financial Statements and Supplementary Data"), offset by increases in geological and geophysical activity in the United States as a result of the Company's increased focus on exploitation and exploration activities. The increase from 1994 to 1995 is largely the result of increased expenses, both in exploratory drilling and geological and geophysical costs, brought about by the Company's continued evaluation of certain domestic and international exploratory projects acquired as part of the Bridge Oil Limited acquisition. The following table sets forth the components of the Company's 1996, 1995 and 1994 exploration and abandonments/geological and geophysical costs:

                                                 Year ended December 31,
                                             1996         1995         1994
                                           --------     --------     --------
                                                     (in thousands)
Exploratory dry holes:
 United States.......................      $  6,256     $  2,491     $    523
 Australia and other foreign.........         3,431        9,636        3,571
Geological and geophysical costs:
 United States.......................         7,042        2,302        3,834
 Australia and other foreign.........         2,012        8,819        4,568
Leasehold abandonments and other.....         2,966        4,304        8,251
                                            -------      -------      -------
                                           $ 21,707     $ 27,552     $ 20,747
                                            =======      =======      =======

     Approximately 25% of the Company's 1997 capital budget will be spent on exploratory projects (compared to 16.7% in 1996 and 13.3% in 1995). The Company currently anticipates that its 1997 exploration efforts will be concentrated in the Gulf Coast Division, the Permian Division and its interests in Argentina. The Company continues to review opportunities involving exploration joint ventures in domestic or international areas outside the Company's existing core operating areas.

  Natural Gas Processing

     Natural gas processing revenues were $23.8 million in 1996, $33.3 million in 1995 and $39.1 million in 1994; and natural gas processing costs were $12.5 million in 1996, $25.9 million in 1995 and $33.6 million in 1994. The 1996 natural gas processing revenues and costs decreased 29% and 52%, respectively, when compared to the 1995 amounts primarily due to the sale of four gas plants during 1995 and the sale of one gas plant during 1996. The 1995 natural gas processing revenues and costs decreased 15% and 23%, respectively, when compared to the 1994 amounts primarily as a result of the cancellation of certain gas processing contracts related to four gas plants during 1994 and the sale of four plants during 1995. The average price per Bbl of NGLs increased each year, by 30% in 1996 and 6% in 1995 (from $10.97 in 1994 to $11.59 in 1995 to $15.10 in
1996), while the average price per Mcf of residue gas increased by 55% in 1996 and declined by 16% in 1995 (from $1.66 in 1994 to $1.39 in 1995 to $2.15 in
1996).

     During January 1996, the Company realized proceeds of $2.1 million from sales of gas plants and related assets which resulted in the Company recognizing a net gain of $639 thousand. In addition, in October 1995, the Company sold its interests in the Cargray and Schafer plants located in Carson County, Texas. The Company received net proceeds of $9.5 million from the disposition of such plants which resulted in the Company recognizing a net gain of $4.6 million.

     During 1996 and 1994, the Company recognized noncash pre-tax charges of $1.3 million and $4.5 million, respectively, related to abandonments of certain of the Company's gas processing facilities and the cancellation of certain gas processing contracts. Additionally, during 1995, the Company recognized a noncash pre-tax impairment charge of $748,000 related to a natural gas processing facility.

  General and Administrative Expense

     General and administrative expense was $28.4 million in 1996, $37.4 million in 1995 and $28.9 million in 1994, representing a 24% decrease from 1995 to 1996 and a 29% increase from 1994 to 1995. The decrease from 1995 to 1996 is primarily due to 1995 including pre-tax charges of $10.6 million associated with the amortization of deferred compensation awarded in 1993 and organizational changes implemented by the Company that were designed to reduce overall general and administrative expenses and 1996 reflecting the benefits of those organizational changes as well as additional cost reduction efforts in 1996. The significant increase in general and administrative expense from 1994 to 1995 is partially attributable to significant nonrecurring general and administrative expenses included in each year. The 1995 amount includes the nonrecurring items noted above while the 1994 amount includes $6 million of nonrecurring general and administrative expenses resulting from the acquisition of Bridge Oil Limited, some of which were eliminated as the Company consolidated Bridge Oil Limited's United States operations with its own during the latter part of 1994.

     Not only did total general and administrative expense decrease for the year ended December 31, 1996 as compared to the year ended December 31, 1995, general and administrative costs per BOE declined significantly as well, from $1.38 per BOE in 1995 to $1.19 per BOE in 1996, a 14% reduction. This decrease results from the Company's improvements in operating efficiencies and increases in its oil and gas production.

  Interest Expense

     Interest expense was $46.2 million in 1996, $65.4 million in 1995 and $50.6 million in 1994. The decrease from 1995 to 1996 is due to a decrease of $226.3 million in the weighted average outstanding balance of the Company's indebtedness for the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting primarily from the application of proceeds from the sale of the Company's Australasian assets and the sales of certain domestic assets during 1995 and 1996, and a decrease in the weighted average interest rate on the Company's indebtedness from 8.02% in 1995 to 7.83% in 1996. The increase from 1994 to 1995 was due primarily to (i) an increase of $109.2 million in the weighted average outstanding balance of the Company's indebtedness due to the additional borrowings required to finance the acquisition of Bridge Oil Limited and the properties acquired from PG&E Resources in 1994, (ii) an increase in the weighted average interest rate from 7.15% in 1994 to 8.02% in 1995 and (iii) a full year of interest expense in 1995 versus six months in 1994 associated with certain pre-acquisition obligations of Bridge Oil Limited. In addition, the 1996, 1995 and 1994 amounts include $12 million, $12 million and $9.1 million of interest, respectively, associated with the preferred stock of the Company's subsidiary, Parker & Parsley Capital LLC (see Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). The 1996, 1995 and 1994 amounts also include $1.3 million, $2 million and $2.3 million, respectively, of amortization of capitalized loan fees.

     During each of the years 1996, 1995 and 1994, the Company was a party to various interest rate swap agreements. As a result, the Company recorded a reduction in interest expense of $787 thousand for the year ended December 31, 1996 and additional interest expense of $532 thousand and $2.2 million for the years ended December 31, 1995 and 1994, respectively. For a description of the Company's interest rate swap agreements, see Note N of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

  Income Taxes

     The Company's income tax provision of $60.1 million for 1996 and its income tax benefit of $45.9 million and $6.5 million (both of which exclude the tax effects related to extraordinary items) for 1995 and 1994, respectively, reflect the net provision or benefit, resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. For 1996, 1995 and 1994 the Company had effective total tax rates of approximately 30%, 31% and 32%, respectively. In 1996, the effective tax rate is lower than the applicable tax rate as a result of the tax effects of the 1996 sale of certain of the Company's subsidiaries. The effective tax rates in 1995 and 1994 are lower than the applicable tax rate for each year because the effective rates reflect the amortization of foreign permanent differences. See Note S of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further discussion of the Company's income tax provision and benefits.

  Extraordinary Items

     In October 1995, the Company transferred cash and certain oil and gas properties with an aggregate estimated value of $1.1 million in full satisfaction of a non-recourse note secured by the properties, the balance of which was approximately $7.7 million. As a result, the Company recognized an extraordinary gain on the early extinguishment of debt of $4.3 million (net of related tax expense of $2.3 million).

     In 1994, the Company acquired Bridge Oil Limited (see Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"), and as a result of this acquisition, the Company assumed the obligations of certain indentures issued by that company. Upon a change in control of Bridge Oil Limited, those indentures were redeemable for cash at the option of the holder at a one percent premium. The majority of the holders chose to exercise their call option which resulted in the recognizition of an after-tax loss on early extinguishment of debt of $628 thousand.

  Capital Commitments, Capital Resources and Liquidity

     Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

     The Company's cash expenditures during 1996, 1995 and 1994 for additions to oil and gas properties (including individual property acquisitions, but not including company acquisitions) totaled $219.4 million, $215.7 million and $247.1 million, respectively. The 1996 amount includes $198.4 million for development and exploratory drilling, and, as in 1994 and 1995, the Company's drilling activities were focused primarily in the Spraberry field of the Permian Basin. Significant drilling expenditures in 1996 included $87.1 million in the unitized portion of the Spraberry field of the Permian Basin (including $46.2 million in the Driver unit, $16.1 million in the Shackelford unit, $7.9 million in the North Pembrook unit, $4.4 million in the Preston unit and $4.1 million in the Merchant unit), $18.2 million in other portions of the Spraberry field, $35.4 million in other areas of the Permian Basin, $31.7 million in the onshore Gulf Coast region, $14.1 million in the MidContinent region and $11.9 million in Argentina and Australia (prior to its sale in March 1996). Additions to natural gas processing facilities during 1996, 1995 and 1994 primarily represented costs associated with the Company's Spraberry natural gas processing facilities.

     The Company's 1997 capital expenditure budget has been set at $270 million, reflecting planned expenditures of $170 million for exploitation activities, $67 million for exploration activities and $33 million for oil and gas property acquisitions in the Company's core areas of Texas, Oklahoma, New Mexico and Louisiana. The Company budgets it capital expenditures based on projected internally-generated cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

     Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital Resources" below.

     Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1997.

     Operating Activities. Net cash provided by operating activities increased 46% in 1996 and 21% in 1995 (from $129.8 million in 1994 to $157.3 million in 1995 to $230.1 million in 1996). These increases are primarily attributable to stronger oil and gas prices combined with declining production costs due to improvements in the Company's overall cost structure in 1995 and 1996.

     Financing Activities. On July 31, 1996, the Company entered into an Amended and Restated Credit Agreement, which has a current borrowing base of $350 million. Interest rates on the facility vary depending on the amount outstanding. The outstanding balance under such Credit Agreement at December 31, 1996 was $9 million leaving approximately $340.1 million of unused borrowing base immediately available, net of outstanding letters of credit of $872 thousand. The Company, through its subsidiaries, has other long-term indebtedness, consisting primarily of a $10 million fixed-rate building loan. The weighted average interest rate for the year ended December 31, 1996 on the Company's indebtedness was 7.83% as compared to 8.02% for the year ended December 31, 1995 and 7.15% for the year ended December 31, 1994 (taking into account the effect of interest rate swaps). See Note E of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     In October 1996, the Company announced an odd-lot repurchase program for shareholders who, as of October 7, 1996, individually owned 99 or fewer shares of Parker & Parsley Petroleum Company Common Stock. The Company purchased a total of 772,986 shares for $23.3 million which were added to the Company's shares held in treasury. See Note L of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     During 1995, the Company completed two public issuances of senior notes. The aggregate net proceeds from the two senior note issuances of approximately $295.9 million were utilized to repay a portion of the Company's outstanding U.S. bank indebtedness. At December 31, 1996, the outstanding balances on the notes totaled $299.3 million. See Note E of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     During 1994, the Company accessed the capital markets on three occasions: the issuance of 3,776,400 6 1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares by the Company's wholly-owned special purpose finance subsidiary in March 1994, which resulted in net proceeds of $182.2 million; the issuance of 2,360,000 shares of common stock in June 1994, which resulted in net proceeds of approximately $57.6 million; and the issuance of 4,500,000 shares of common stock in November 1994, which resulted in net proceeds of approximately $107 million. The net proceeds of each of these offerings were used by the Company to reduce the outstanding balance of its bank indebtedness.

     As the Company continues to pursue its strategy, it may utilize alternative financing sources, including the issuance for cash of fixed rate long-term public debt, convertible securities or preferred stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's Board of Directors.

     On February 12, 1997, the Company completed a shelf registration statement with the Securities and Exchange Commission, which provides for the issuance of up to $400 million of common stock, preferred stock, warrants to acquire preferred stock, depository shares representing fractional interests in preferred stock, debt securities and warrants to acquire debt securities, or any combination thereof which the Company may offer from time to time. The $400 million includes $127.9 million which remained unused from a 1994 shelf registration statement. The net proceeds for any such offering will be used for general corporate purposes, which may include repayment of indebtedness, redemption or repurchase of securities of the Company or any subsidiary, additions to working capital and capital expenditures, including acquisitions and drilling.

     Sales of Nonstrategic Assets. During 1996, 1995 and 1994, proceeds from the sale of domestic nonstrategic assets totaled $58.4 million, $175.1 million and $109 million, respectively. In addition, during 1996, the Company sold certain subsidiaries resulting in cash proceeds of $183.2 million (see Note Q of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). The proceeds from these sales have primarily been utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The Company anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve administrative efficiencies.

     Liquidity. At December 31, 1996, the Company had $18.7 million of cash and cash equivalents on hand, compared to $19.9 million at December 31, 1995. The Company's ratio of current assets to current liabilities was 1.29 at December 31, 1996 and 1.28 at December 31, 1995.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                  Page

Consolidated Financial Statements of Parker & Parsley
  Petroleum Company:
   Independent Auditors' Report...............................      30
   Consolidated Balance Sheets as of December 31, 1996
     and 1995.................................................      31
   Consolidated Statements of Operations for the Years
     Ended December 31, 1996, 1995 and 1994...................      32
   Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1996, 1995 and 1994.........      33
   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994...................      34
   Notes to Consolidated Financial Statements.................      35
   Unaudited Supplementary Information........................      53

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Parker & Parsley Petroleum Company:

     We have audited the consolidated financial statements of Parker & Parsley Petroleum Company and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley Petroleum Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Notes B and R to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".



                                               KPMG Peat Marwick LLP
Midland, Texas
January 29, 1997

                       PARKER & PARSLEY PETROLEUM COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                          December 31,
                                                   -------------------------
                                                       1996          1995
                                                   -----------   -----------
Current assets:
  Cash and cash equivalents......................  $    18,711   $    19,940
  Restricted cash................................        1,749        15,572
  Accounts receivable:
    Trade, net...................................       34,075        49,257
    Affiliates...................................          434         2,369
    Oil and gas sales............................       48,459        37,358
  Assets held for resale.........................          -           3,677
  Inventories....................................        3,644         9,880
  Deferred income taxes..........................        7,400         1,600
  Other current assets...........................        2,567         2,757
                                                    ----------    ----------
      Total current assets.......................      117,039       142,410
                                                    ----------    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
      Proved properties..........................    1,419,051     1,450,290
      Unproved properties........................        7,331        14,574
  Natural gas processing facilities..............       59,276        63,395
  Accumulated depletion, depreciation and
    amortization.................................     (445,238)     (406,513)
                                                    ----------    ----------
                                                     1,040,420     1,121,746
Restricted investments...........................          -           5,345
Other property and equipment, net................       27,779        31,755
Other assets, net................................       14,627        17,973
                                                    ----------    ----------
                                                   $ 1,199,865   $ 1,319,229
                                                    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........  $     5,381   $     2,608
  Distributable litigation settlement............          -          13,633
  Undistributed unit purchases...................        1,749         1,939
  Accounts payable:
    Trade .......................................       56,713        58,263
    Affiliates...................................        7,528           574
  Domestic and foreign income taxes..............        1,743         2,875
  Other current liabilities......................       17,856        31,017
                                                    ----------    ----------
      Total current liabilities..................       90,970       110,909
                                                    ----------    ----------

Long-term debt, less current maturities..........      320,908       586,549
Other noncurrent liabilities.....................        8,071        16,656
Deferred income taxes............................       60,800         5,300
Preferred stock of subsidiary....................      188,820       188,820
Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000
    shares authorized; none issued and
    outstanding..................................          -             -
  Common stock, $.01 par value; 180,000,000
    shares authorized; 36,899,618 and
    36,387,960 shares issued at December 31,
    1996 and 1995, respectively..................          369           364
  Additional paid-in capital.....................      462,873       452,718
  Treasury stock, at cost; 1,833,383 and
    1,004,684 shares at December 31, 1996 and
    1995, respectively...........................      (31,528)       (6,844)
  Unearned compensation..........................       (1,625)       (2,055)
  Retained earnings (deficit) ...................      100,207       (36,491)
  Cumulative translation adjustment..............          -           3,303
                                                    ----------    ----------
      Total stockholders' equity.................      530,296       410,995

Commitments and contingencies (Note J)
                                                   $ 1,199,865   $ 1,319,229
                                                    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       31

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                        Year ended December 31,
                                                    1996         1995         1994
                                                 ----------   ----------   ----------
Revenues:
  Oil and gas................................   $  396,931   $  375,720   $  337,602
  Natural gas processing.....................       23,814       33,258       39,149
  Gas marketing..............................          -         76,784      102,982
  Interest and other.........................       17,458       11,364        6,918
  Gain on disposition of assets, net.........       97,140       16,620        9,512
                                                 ---------    ---------    ---------
                                                   535,343      513,746      496,163
                                                 ---------    ---------    ---------
Costs and expenses:
  Oil and gas production.....................      110,334      130,905      127,118
  Natural gas processing.....................       12,528       25,865       33,626
  Gas marketing..............................          -         75,664      101,499
  Depletion, depreciation and amortization...      112,134      159,058      145,374
  Impairment of oil and gas properties and
    natural gas processing facilities........          -        130,494          -
  Exploration and abandonments...............       23,030       27,552       25,239
  General and administrative.................       28,363       37,409       28,948
  Interest...................................       46,155       65,449       50,552
  Other......................................        2,451       11,357        4,298
                                                 ---------    ---------    ---------
                                                   334,995      663,753      516,654
                                                 ---------    ---------    ---------
Income (loss) before income taxes and
  extraordinary item.........................      200,348     (150,007)     (20,491)
Income tax benefit (provision)...............      (60,100)      45,900        6,500
                                                 ---------    ---------    ---------
Income (loss) before extraordinary item......      140,248     (104,107)     (13,991)
Extraordinary item - gain (loss) on early
  extinguishment of debt, net of tax.........          -          4,338         (628)
                                                 ---------    ---------    ---------
Net income (loss)............................   $  140,248   $  (99,769)  $  (14,619)
                                                 =========    =========    =========
Income (loss) per share:
  Primary:
    Income (loss) before extraordinary item..   $     3.92   $    (2.95)  $     (.47)
    Extraordinary item.......................          -            .12         (.02)
                                                 ---------    ---------    ---------
    Net income (loss)........................   $     3.92   $    (2.83)  $     (.49)
                                                 =========    =========    =========
  Fully diluted:
    Income (loss) before extraordinary item..   $     3.47   $    (2.95)  $     (.47)
    Extraordinary item.......................          -            .12         (.02)
                                                 ---------    ----------   ---------
    Net income (loss)........................   $     3.47   $    (2.83)  $     (.49)
                                                 =========    ==========   =========
Dividends declared per share.................   $      .10   $      .10   $      .10
                                                 =========    =========    =========
Weighted average shares outstanding.........    35,733,991   35,274,214   30,063,435
                                                ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       32

                       PARKER & PARSLEY PETROLEUM COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                           Additional              Unearned               Cumulative      Total
                                  Common    Paid-in    Treasury     Compen-    Retained   Translation  Stockholders'
                                  Stock     Capital      Stock      sation     Earnings   Adjustment      Equity
                                  ------   ---------   ---------   ---------   --------   ----------   ------------
Balance at January 1, 1994.....   $  291   $ 278,521   $ (7,409)   $ (6,946)   $ 84,313     $    -      $  348,770
Common stock issued............       68     164,546         -           -           -           -         164,614
Exercise of long-term incentive
  plan stock options...........       -          462        480          -           -           -             942
Restricted shares awarded......       -        1,492        514        (832)         -           -           1,174
Tax benefits related to
  stock options................       -          300         -           -           -           -             300
Purchase of treasury stock.....       -           -        (373)         -           -           -            (373)
Amortization of unearned
  compensation.................       -           -          -        2,052          -           -           2,052
Net loss.......................       -           -          -           -      (14,619)         -         (14,619)
Dividends ($.10 per share).....       -           -          -           -       (2,915)         -          (2,915)
Currency translation
  adjustment...................       -           -          -           -           -        9,639          9,639
                                   -----    --------    -------     -------     -------      ------      ---------
Balance at December 31, 1994...      359     445,321     (6,788)     (5,726)     66,779       9,639        509,584
                                   -----    --------    -------     -------     -------      ------      ---------
Common stock issued............        2       3,963         -           -           -           -           3,965
Exercise of long-term incentive
  plan stock options...........        2       2,065        223        (365)         -           -           1,925
Restricted shares awarded......        1         769         -       (1,387)         -           -            (617)
Tax benefits related to
  stock options................       -          600         -           -           -           -             600
Purchase of treasury stock.....       -           -        (279)         -           -           -            (279)
Amortization of unearned
  compensation.................       -           -          -        5,423          -           -           5,423
Net loss.......................       -           -          -           -      (99,769)         -         (99,769)
Dividends ($.10 per share).....       -           -          -           -       (3,501)         -          (3,501)
Currency translation
  adjustment...................       -           -          -           -           -       (6,336)        (6,336)
                                   -----    --------    -------     -------     -------      ------      ---------
Balance at December 31, 1995...      364     452,718     (6,844)     (2,055)    (36,491)      3,303        410,995
                                   -----    --------    -------     -------     -------      ------      ---------
Exercise of long-term incentive
  plan stock options...........        5       6,899         -           -           -           -           6,904
Restricted shares awarded......       -        1,091         -       (1,199)         -           -            (108)
Restricted shares forfeited....       -          (35)       (13)         48          -           -              -
Tax benefits related to
  stock options................       -        2,200         -           -           -           -           2,200
Purchase of treasury stock.....       -           -     (24,671)         -           -           -         (24,671)
Amortization of unearned
  compensation.................       -           -          -        1,581          -           -           1,581
Net income.....................       -           -          -           -      140,248          -         140,248
Dividends ($.10 per share).....       -           -          -           -       (3,550)         -          (3,550)
Currency translation
  adjustment...................       -           -          -           -           -       (3,303)        (3,303)
                                   -----    --------    -------     -------     -------      -------     ---------
Balance at December 31, 1996...   $  369   $ 462,873   $(31,528)   $ (1,625)   $100,207     $    -      $  530,296
                                   =====    ========    =======     =======     =======      =======     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       33

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                        Year ended December 31,
                                                                  1996         1995         1994
                                                               ---------    ----------   ----------
Cash flows from operating activities:
   Net income (loss).........................................  $ 140,248    $ (99,769)   $ (14,619)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depletion, depreciation and amortization..............    112,134      159,058      145,374
       Impairment of oil and gas properties and natural
          gas processing facilities..........................         -       130,494           -
       Exploration and abandonments..........................     17,262       23,500       22,852
       Deferred income taxes.................................     57,400      (42,600)      (7,150)
       Gain on disposition of assets, net....................    (97,140)     (16,620)      (9,512)
       Other noncash items...................................     (1,360)      10,132        5,453
                                                                --------     --------     --------
                                                                 228,544      164,195      142,398
   Change in operating assets and liabilities,
     net of effects from acquisitions and dispositions:
       Accounts receivable...................................     (2,674)       4,870       11,870
       Inventory.............................................      1,842          682           -
       Other current assets..................................        (32)       1,146       (2,018)
       Accounts payable......................................       (656)     (15,712)      (5,137)
       Accrued income taxes and other current liabilities....      3,035        2,758      (17,363)
     Other...................................................         -          (683)          -
                                                                --------     --------     --------
          Net cash provided by operating activities..........    230,059      157,256      129,750
                                                                --------     --------     --------
Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired............       (190)      (1,206)    (278,528)
   Proceeds from disposition of wholly-owned subsidiaries,
     net of cash disposed....................................    183,181           -            -
   Proceeds from disposition of assets.......................     58,370      175,085      108,984
   Additions to oil and gas properties.......................   (219,394)    (215,731)    (247,124)
   Additions to natural gas processing facilities............     (3,407)      (6,377)     (11,582)
   Additions to other property and equipment and other assets     (5,021)      (5,577)     (26,644)
                                                                --------     --------     --------
          Net cash provided by (used in) investing activities     13,539      (53,806)    (454,894)
                                                                --------     --------     --------
Cash flows from financing activities:
   Borrowings under long-term debt...........................        782      334,458      452,071
   Principal payments on long-term debt......................   (222,157)    (434,681)    (451,176)
   Payment of noncurrent liabilities.........................     (2,534)      (1,588)     (10,260)
   Issuance of common stock, net.............................         -           (23)     164,614
   Issuance of preferred stock of subsidiary.................         -            -       188,820
   Deferred loan fees/issuance costs.........................        (20)      (4,121)     (10,354)
   Dividends.................................................     (3,550)      (3,501)      (2,915)
   Purchase of treasury stock................................    (24,671)        (279)        (373)
   Exercise of long-term incentive plan stock options........      6,904        1,925          942
   Distributable litigation settlement - receipts............      5,290          383          463
   Distributable litigation settlement - disbursements.......    (18,876)          -            -
   Other  ...................................................       (108)        (114)          -
                                                                --------     --------     --------
          Net cash provided by (used in) financing activities   (258,940)    (107,541)     331,832
                                                                --------     --------     --------
Effect of exchange rate changes on cash and cash equivalents.        290         (299)         671
Net increase (decrease) in cash, cash equivalents
   and restricted cash.......................................    (15,342)      (4,091)       6,688
Cash, cash equivalents and restricted cash, beginning of year     35,512       39,902       32,543
                                                                --------     --------     --------
Cash, cash equivalents and restricted cash, end of year......  $  20,460    $  35,512    $  39,902
                                                                ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       34

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE A.     Organization and Nature of Operations

       Parker & Parsley Petroleum Company (the "Company"), a Delaware Corporation whose common stock is listed and traded on the New York Stock Exchange, was formed in May 1990 and began operations on February 19, 1991, with the combination and conversion to corporate structure of two partnerships that were under common control with the Company.

       The Company is an oil and gas exploration and production concern with oil and gas properties principally in the Permian Basin of West Texas, the onshore Gulf Coast region of South Texas and Louisiana and the Mid-Continent region.
The Company also owns interests in oil and gas properties in Argentina.

NOTE B.     Summary of Significant Accounting Policies

       Principles of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries since their acquisition or formation and the Company's interest in the affiliated oil and gas partnerships for which it serves as general partner through certain of its wholly-owned subsidiaries. Investments in less-than- majority-owned subsidiaries where the Company has the ability to exercise significant influence over the investee's operations are accounted for by the equity method;
otherwise, they are accounted for at cost. The Company proportionately consolidates less-than-100%-owned oil and gas partnerships in accordance with industry practice. All material intercompany balances and transactions have been eliminated.

       Use of estimates in the preparation of financial statements. Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and depository accounts held by banks.

       Restricted cash at December 31, 1996 includes $1.7 million representing the Company's remaining obligation to redeem for cash the unconverted limited partner units in the acquired Prudential-Bache Energy limited partnerships.

       Inventories. Inventories consist of lease and well equipment, natural gas processing plant products and oil in tanks. Lease and well equipment is carried at the lower of cost (first-in, first-out) or market. Natural gas processing plant products and oil in tanks are carried at market.

       Impairment of long-lived assets. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       The Company accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less cost to sell once management has committed to a plan to dispose of the assets.

       Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves expressed as net equivalent barrels ("BOE") as audited by independent petroleum engineers with respect to the Company's major properties and as prepared by the Company's engineers with respect to all other properties.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


       Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold or abandoned.

       Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. The Company capitalizes interest on expenditures for significant development projects until such time as significant operations commence.

       Unproved oil and gas properties that are individually significant are periodically assessed for impairment. A loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on the Company's historical experience.

       Natural gas processing facilities. The Company depreciates its gas processing, gathering and transmission facilities and equipment on a straight-line basis over the estimated useful lives of the assets, which range from 14 to 21 years. Capitalized costs relating to gas contracts, representing the right to extract liquids and gas, are amortized on a plant-by-plant basis using the unit-of-production method over the lives of gas reserves expected to be processed through the facility, as prepared by the Company's engineers. Upon disposition of a natural gas processing facility, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any gain or loss is included in operations.

       Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

       Income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

       The  Company  and its  eligible  subsidiaries  file a  consolidated  U.S.
federal income tax return. Certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities.

       Income (loss) per share. Primary net income (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The computation of fully diluted net income per share for the year ended December 31, 1996 assumes conversion of the Company's 6-1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares which increased the weighted average number of shares outstanding to 42.6 million. For 1995 and 1994, the computation of fully diluted net income (loss) per share was antidilutive; therefore, the amounts reported for primary and fully diluted net income (loss) per share were the same.

       Environmental. The Company is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

       Revenue recognition. The Company uses the sales method of accounting for crude oil revenues. To the extent that crude oil is produced but not sold, the oil in tanks, if material, is recorded as inventory in the accompanying consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


       Revenues from natural gas production are generally recorded using the entitlements method. Sales proceeds in excess of the Company's entitlement are included in Other liabilities and the Company's share of sales taken by others is included in Other assets in the accompanying Consolidated Balance Sheets. The Company did not have a material amount recorded in Other assets or Other liabilities associated with gas balancing during 1996, 1995 or 1994.

       Stock-based compensation. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note G for the pro forma disclosures of compensation expense determined under the fair-value provisions of SFAS 123.

       Hedging. The financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset or liability must expose the Company to price or interest rate risk that is not offset in another asset or liability, the hedging contract must reduce that price or interest rate risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the hedge period. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability such that changes in the market value of the financial instrument will be offset by the effect of price or interest rate changes on the exposed items. The following is a description of the specific types of hedging transactions in which the Company participates:

       Commodity hedging. The Company periodically enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. Gains and losses on contracts that are designed to hedge commodities are included in income recognized from the sale of those commodities. Other commodity futures contracts are valued at market.

       Interest rate hedging. The Company enters into interest rate swap transactions and forward rate lock transactions to hedge its interest rate exposure. Interest rate swap agreements, in general, involve the exchange of fixed and floating interest payment obligations with no exchange of the underlying principal amounts. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. Forward rate lock transactions involve selling certain U.S. Treasury securities at a date certain in the future. The Company uses these transactions to hedge the interest rates on issuances of obligations in the public bond market since the obligations' interest rates are determined based on the rate of the certain U.S. Treasury security at time of issuance of the obligation. The interest rate differential to be received or paid is recognized in interest expense over the life of the obligation under the effective interest rate method.

       Foreign currency translation. The financial statements of non-U.S. entities are translated to U.S. dollars as follows: all assets and liabilities at year-end exchange rates; revenues, costs and expenses at average exchange rates. Gains and losses from translating non-U.S. balances are recorded directly in stockholders' equity. Foreign currency transaction gains and losses are included in net income (loss).

       Reclassifications.   Certain reclassifications have been made to the 1995
and 1994 amounts to conform to the 1996 presentation.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE C.     Disclosures About Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995:

                                                       1996                    1995
                                               --------------------    --------------------
                                               Carrying     Fair       Carrying     Fair
                                                Amount      Value       Amount      Value
                                               --------    --------    --------    --------
                                                              (in thousands)
Financial assets:
  Cash, cash equivalents and restricted
    cash                                       $ 20,460    $ 20,460    $ 35,512    $ 35,512
  Restricted investments                             -           -        5,345       5,706

Financial liabilities:
  Long-term debt:
     Practicable to estimate fair value:
       Line of credit and GRUF                    9,000       9,000     267,000     267,000
       8-7/8% senior notes due 2005             150,000     165,945     150,000     167,316
       8-1/4% senior notes due 2007             149,277     160,965     149,209     161,995
     Not practicable to estimate fair value:
       Other long-term debt                      18,012          -       22,948          -

  Off-balance sheet financial instruments
   (see Note N):
     Interest rate swaps                             -        1,782          -           -
     Commodity price hedges                          -      (35,560)         -       (2,500)

       Cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

       Restricted investments. The fair value of noncurrent investments is based on quoted market prices.

       Long-term debt. The carrying amount of borrowings outstanding under the Company's Line of Credit and GRUF (see Note E for definition and description of each) approximates fair value because these instruments bear interest at rates tied to current market rates. The fair values of the 8-7/8% senior notes due 2005 and the 8-1/4% senior notes due 2007 were both based on quoted market prices for these issues.

       It was not practicable to estimate the fair value of certain of the long-term debt obligations because quoted market prices are not available and the Company does not have a current borrowing rate which could be used as a comparable rate for the stated maturities of the obligations.

       Interest rate swap agreements. At December 31, 1996, the Company had five interest rate swap agreements outstanding with an aggregate notional amount of $150 million. These are more fully described in Note N. The fair values of each of the open interest rate swap agreements were obtained from bank quotes and represent the estimated amount the Company would receive upon termination of the agreements at December 31, 1996, taking into consideration interest rates at that time.

       Commodity price hedges. The fair values of commodity price hedges outstanding at December 31, 1996 and 1995 were obtained from quotes provided by the individual counterparties for each agreement and represent the amount which the Company would be required to pay as of December 31 of each of the respective years, based upon the differential between a fixed and a variable commodity price as specified in the hedge contracts. As of March 3, 1997, the fair value of the Company's obligation for commodity price hedges outstanding at December 31, 1996 was $13.1 million. This fair value consists of the following two components: (i) payments made for swap contracts related to oil and gas production for the months of January and February 1997 and (ii) the amount the Company is obligated to pay for swap contracts related to oil and gas production for the period from March 1997 through April 1999 based upon the differentials as described above using quotes in effect at March 3, 1997.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE D.     Acquisitions

       Acquisition of Bridge Oil Limited. During 1994, the Company completed an acquisition of the issued and outstanding shares of Bridge Oil Limited. The acquisition was the result of an unsolicited tender offer that commenced in May and was completed in September with Bridge Oil Limited becoming a wholly-owned subsidiary of the Company. The total consideration paid for all outstanding shares in Bridge Oil Limited and related transaction costs was approximately $290.6 million.

       The acquisition of Bridge Oil Limited, accounted for using the purchase method, resulted in the following noncash investing activities (in thousands):

    Recorded amounts of assets acquired, including
      cash acquired of $20,797.........................  $  579,190
    Liabilities assumed, including $61,267 of
      deferred income taxes............................    (288,555)
                                                          ---------
    Cash paid..........................................  $  290,635
                                                          =========

       The liabilities assumed include amounts recorded for litigation and certain other preacquisition contingencies of Bridge Oil Limited.

       Certain of the wholly-owned subsidiaries acquired as part of the Bridge Oil Limited acquisition were sold in 1996. See Note Q for a description of the subsidiaries sold.

       Property acquisition from PG&E Resources Company. On August 1, 1994, the Company completed the acquisition of certain oil and gas properties and related assets from PG&E Resources Company, a subsidiary of Pacific Gas and Electric Company, for $115.7 million after preliminary purchase price adjustments. The Company funded the acquisition under the bank credit facility described in Note E.

       Pro forma results of operations. The following table reflects the pro forma results of operations as though the acquisition of Bridge Oil Limited and the acquisition of the properties from PG&E Resources Company occurred on January 1, 1994.
                                                             Year ended
                                                            December 31,
                                                                1994
                                                        (in thousands, except
                                                           per share data)
                                                             (Unaudited)

   Revenues...........................................       $  576,060
   Loss before extraordinary item.....................       $  (25,026)
   Loss per share before extraordinary item...........       $     (.72)

NOTE E.     Long-term Debt

       Long-term debt consists of the following:
                                                            December 31,
                                                          1996       1995
                                                        --------   --------
                                                           (in thousands)

   Line of credit.....................................  $  9,000   $225,000
   8-7/8% senior notes due 2005.......................   150,000    150,000
   8-1/4% senior notes due 2007 (net of discount).....   149,277    149,209
   Project finance facility...........................        -      42,000
   Fixed rate building loan...........................    10,121     11,168
   Other..............................................     7,891     11,780
                                                         -------    -------
                                                         326,289    589,157
   Less current maturities............................     5,381      2,608
                                                         -------    -------

                                                        $320,908   $586,549
                                                         =======    =======
                                       39

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



     Maturities of long-term debt at December 31, 1996 are as follows (in thousands):

     1997.................................................  $   5,381
     1998.................................................      1,558
     1999.................................................      1,315
     2000.................................................      3,172
     2001.................................................      1,109
     Thereafter...........................................    313,754

       Line of credit. At December 31, 1996, the Company is party to a Credit Facility Agreement (as amended and restated, the "Credit Agreement") with a syndicate of banks (the "Banks"). The Credit Agreement provides for a $350 million senior unsecured revolving line of credit (the "Line of Credit"), comprised of one facility subject to a borrowing base. On May 15, 1998, the facility converts to a four-year reducing revolving line of credit, at which time each Bank's commitment as of that date is automatically and permanently reduced by 1/16 on each August 15, November 15, February 15 and May 15 beginning on August 15, 1998 and continuing until the earlier of May 15, 2002 or termination by the Company pursuant to the Credit Agreement.

       The Company's Line of Credit has a current borrowing base of $350 million. The borrowing base is determined by the Banks in their sole discretion and is redetermined at least annually as of each April utilizing oil and gas reserve information as of the immediately preceding December 31. In addition, the Company or a 66-2/3% majority of the Banks can request one additional redetermination at any time during the year and the Company can request additional redeterminations upon the payment to the Banks of specified fees.

       Advances under the Line of Credit bear interest, at the Company's option, based on (a) the prime rate of NationsBank of Texas, N.A. ("Prime Rate") (8.25% at December 31, 1996), (b) a Eurodollar rate (substantially equal to the London Interbank Offered Rate), adjusted for the reserve requirement as determined by the Board of Governors of the Federal Reserve System with respect to transactions in Eurocurrency liabilities ("LIBOR Rate"), or (c) quoted rates from participating banks under a competitive bid option. Advances that are based on LIBOR Rate have periodic maturities, at the Company's option, of one, two, three, six, nine or twelve months. Maturities of greater than three months are subject to availability of such deposits in the relevant markets. Advances on the competitive bid have periodic maturities, at the Company's option, of not less than seven days nor more than 180 days. The interest rates on the LIBOR Rate advances vary, with the interest rate margin ranging from 25 to 70 basis points depending on the Company's senior unsecured long-term public debt rating.

       The Credit Agreement contains various restrictive covenants and compliance requirements, which include (a) limiting to $5 million per annum the sum of annual dividends the Company may declare and pay and the amount of the Company's capital stock the Company may redeem or purchase; (b) limiting the incurrence of additional indebtedness; and (c) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the Banks' consent.

       Senior notes. At December 31, 1996, the following two issuances of senior indebtedness are outstanding.

       8-7/8% senior notes due 2005. $150 million aggregate principal amount 8-7/8% senior notes dated April 12, 1995, due April 15, 2005. Interest on the 8-7/8% senior notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1995.

       8-1/4% senior notes due 2007. $150 million aggregate principal amount 8-1/4% senior notes dated August 22, 1995, due August 15, 2007. These 8-1/4% senior notes were sold at a discount aggregating $816,000. Interest on the 8-1/4% senior notes is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1996.

       Both senior note issuances are governed by an Indenture between the Company and The Chase Manhattan Bank (National Association) dated April 12, 1995. Both senior note issuances are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all its operations through subsidiaries, and the senior notes issuances are structurally subordinated to all obligations of its subsidiaries.
                                       40

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


       Project finance facility. The Global Revolving Underwriting Facility (the "GRUF"), as amended, was originally entered into by Bridge Oil International Finance Limited as borrower and a syndicate of banks on December 19, 1986. The GRUF was outstanding at December 31, 1995 and, at that time, had a scheduled maturity date of June 30, 1997. As part of the sale of certain wholly-owned Australian subsidiaries on March 28, 1996, the buyer of such subsidiaries assumed the GRUF obligations.

       Fixed rate building loan. In March 1994, the Company entered into a 12-year, $13 million fixed rate loan to finance the acquisitions of two office buildings in Midland, Texas. One of the office buildings was acquired from an affiliated partnership of which the Company was a 42.5% limited partner. This building is also the Company's headquarters. The loan is payable in monthly principal payments of $87,250 plus interest at the rate of 7.9% beginning April 7, 1994 and continuing until the final maturity of August 4, 2006. Security for the loan consists of first lien deeds of trust on the two buildings, collateral assignments of all rents and leases related to the two buildings and security interests in all contracts and fixed assets of the borrower that are related to the buildings.

       Extraordinary item. In October 1995, the Company transferred cash and certain oil and gas properties with an aggregate estimated value of $1.1 million in full satisfaction of a non-recourse note secured by the properties, the balance of which was approximately $7.7 million As a result, the Company recognized an extraordinary gain on the early extinguishment of debt of $4.3 million (net of related tax expense of $2.3 million).

       Interest expense. The following amounts have been charged to interest expense for the years ended December 31, 1996, 1995 and 1994:

                                                   1996       1995       1994
                                                 --------   --------   --------
                                                         (in thousands)

  Cash payments for interest.................... $ 44,405   $ 59,767   $ 41,933
  Cash payments for commitment and agency fees..      804      1,650      1,265
  Accretion of discounts on loans...............      261        617        402
  Amortization of capitalized loan fees.........    1,286      2,022      2,308
  Net change in accruals........................     (601)     1,393      4,644
                                                  -------    -------    -------
                                                 $ 46,155   $ 65,449   $ 50,552
                                                  =======    =======    =======

       The above amounts include $12 million in 1996, $12 million in 1995 and $9.1 million in 1994 associated with the 6- 1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares of the Company's wholly-owned finance subsidiary (see Note K).

NOTE F.     Related Party Transactions

        Activities with affiliated partnerships. The Company, through its wholly-owned subsidiaries, has in the past sponsored certain affiliated partnerships, including thirty-five public and nine private drilling partnerships and three public income partnerships, all of which were formed primarily for the purpose of drilling and completing wells or acquiring producing properties. In accordance with the terms of the partnership agreements and the related tax partnership agreements of the affiliated partnerships, the Company participated in the activities of the sponsored partnerships on a promoted basis. In 1992, the Company discontinued sponsoring public and private oil and gas development drilling and income partnerships.

        During each of 1994, 1993 and 1992, the Company formed a Direct Investment Partnership for the purpose of permitting selected key employees to invest directly, on an unpromoted basis, in wells that the Company drills. The partners in the Direct Investment Partnerships formed in 1994, 1993 and 1992 pay and receive approximately .337%, 1.5375% and 1.865%, respectively, of the costs and revenues attributable to the Company's interest in the wells in which such Direct Investment Partnership participates. The Company discontinued the formation of Direct Investment Partnerships in 1995.

        The Company, through certain wholly-owned subsidiaries, serves as operator of properties in which it and its affiliated partnerships have an interest. Accordingly, the Company receives producing well overhead, drilling well overhead and other fees related to the operation of the properties. The affiliated partnerships also reimburse the Company for their allocated share of general and administrative charges.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


        The activities with affiliated partnerships are summarized for the following related party transactions for the years ended December 31, 1996, 1995 and 1994:
                                                        1996     1995     1994
                                                       ------   ------   ------
                                                            (in thousands)
Receipt of lease operating and supervision charges
  in accordance with standard industry operating
  agreements.......................................... $8,484   $8,458   $8,556
Reimbursement of general and administrative expenses..  1,246    1,153    1,143

NOTE G.     Long-term Incentive Plan

       During 1991, the Company's stockholders approved a long-term incentive plan (the "Long-term Incentive Plan"), which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units, restricted stock and cash to certain directors, officers and key employees of the Company. The Long-term Incentive Plan provides for the issuance of a maximum number of shares of common stock equal to 10% of the total shares outstanding.

       The following table summarizes the cumulative stock and option awards granted by the Company and the shares or options available for future grant under the Company's Long-term Incentive Plan at the end of 1996 and 1995:

                                                           For the year ended
                                                              December 31,
                                                            1996        1995
                                                          ---------   ---------

Cumulative shares/options granted, beginning of year      2,766,069   2,234,616
Shares/options granted                                      672,380     548,117
Shares/options forfeited                                    (36,980)    (16,664)
                                                          ---------   ---------
Cumulative shares/options granted, end of year            3,401,469   2,766,069
                                                          ---------   ---------
Maximum shares/options allowed under Long-term
  Incentive Plan                                          3,506,624   3,538,328
                                                          ---------   ---------
Shares/options available for future grant at end of year    105,155     772,259
                                                          =========   =========

Directors

       Under the Company's Long-term Incentive Plan, each non-employee director, upon commencement of service as a director, is eligible to receive $125,000 of Company common stock. The price used to calculate the number of shares to be awarded is generally equal to the average trading price of the Company's common stock during the 60 days immediately preceding the award. The shares awarded are subject to vesting and transfer restrictions that lapse with respect to one-third of the shares six months after the award, another one-third of the shares one year after the award and the remaining one-third of the shares two years after the award. The vesting of ownership and lapse of the transfer restrictions may be accelerated in the event of the death, disability or retirement of the director or a change in control of the Company. The Long-term Incentive Plan requires each non-employee director to make an election under the Internal Revenue Code to include the value of the stock in his income in the year of grant and provides for a cash award to the non-employee director in an amount sufficient to pay the federal income taxes due with respect to the award and such cash payment. During 1995, there were two new directors elected to the Board of Directors each of whom received a grant of 6,528 shares of restricted stock. No such awards were made during 1996 or 1994.

Officers and Key Employees

       Restricted stock awards. The Company's policy is to pay any annual bonuses awarded to selected officers and key employees partially in cash and partially in the form of restricted stock awards under the Long-term Incentive Plan. Prior to 1996, annual bonuses, if awarded, were paid one-half in cash and one-half in the form of restricted stock awards. In 1996, target bonus levels were established for each officer and key employee. Based upon Company and individual performance during the year, each officer or key employee has the potential to earn more or less than their target bonus level. Beginning in 1996, the bonus awards are determined in the quarter following the Company's December 31 year-end. Any restricted

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


stock awarded pursuant to this program will be limited to one-half of each officer's or key employee' s target bonus level, and the remainder of the officer's or key employee's annual bonus will be paid in cash. The number of shares of restricted stock that are awarded pursuant to the annual bonus program is based on the closing sales price of the Company's common stock on the day immediately preceding the date of the award. Ownership of the restricted stock awarded vests six months after the date it is issued but is subject to transfer restrictions that lapse on one-third of the shares on each of the first, second and third anniversaries of the date of grant. Each recipient of restricted stock also receives an amount of cash equal to the estimated federal income taxes payable as a result of the receipt of such award. On February 13, 1997, the Company awarded an aggregate of 29,872 shares of restricted stock at a price of $30.125 pursuant to the 1996 annual bonus program. The Company did not award any restricted stock under the annual bonus program in 1995. In 1994, the Company awarded an aggregate of 46,776 shares of restricted stock pursuant to this annual bonus program.

       During 1996, 1995 and 1994, the Company has made other incentive awards of 35,080 shares, 20,778 shares and 29,418 shares of restricted stock, respectively, to certain officers and key employees. The shares awarded are subject to a vesting period and transfer restrictions.

       The following table reflects the outstanding restricted stock awards and activity related thereto for 1996, 1995 and 1994:

                                  For the year ended     For the year ended     For the year ended
                                  December 31, 1996      December 31, 1995      December 31, 1994
                                 --------------------   --------------------   --------------------
                                             Weighted               Weighted               Weighted
                                  Number     Average     Number     Average     Number     Average
                                 of Shares    Price     of Shares    Price     of Shares    Price
                                 ---------   --------   ---------   --------   ---------   --------
Restricted stock awards:
  Restricted shares outstanding
    at beginning of year........   225,244   $  23.90     476,034   $  24.46     424,018   $  24.15
    Shares granted..............    35,080   $  26.54      33,834   $  19.21      78,259   $  24.19
    Shares forfeited............    (1,980)  $  25.13          -    $     -           -    $    -
    Lapse of restrictions.......  (178,525)  $  24.65    (284,624)  $  24.28     (26,243)  $  18.58
                                 ---------              ---------              ---------
  Restricted shares outstanding
    at end of year..............    79,819   $  23.35     225,244   $  23.90     476,034   $  24.46
                                 =========              =========              =========

        Stock options awards. The Company also has an annual stock option award program for selected key employees and officers. This program provides for annual awards at an exercise price based on the closing sales price of the Company's common stock on the date of grant, a three-year vesting schedule and a five-year exercise period.

        The Company applies APB 25 and related Interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:
                                                     For the year ended
                                                        December 31,
                                                      1996        1995
                                                    --------    --------
                                                 (in thousands, except per
                                                       share amounts)

   Net income (loss):                               $139,301    $(99,891)
   Primary net income (loss) per share:             $   3.90    $  (2.83)
   Fully diluted net income (loss) per share:       $   3.43    $  (2.83)

       The pro forma net income (loss) and pro forma net income (loss) per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. The pro forma amounts for 1996 and 1995 reflect the initial phase-in of SFAS 123 and as a result do not reflect any compensation expense for options granted prior to 1995. Pro forma adjustments in future years will include compensation expense associated with the options granted in 1995 and 1996 plus compensation expense associated with any options awarded in future years. As a result, such proforma compensation expense is likely to be higher than the levels experienced in 1995 and 1996.

                                          PARKER & PARSLEY PETROLEUM COMPANY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           December 31, 1996, 1995 and 1994


       Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                              1996        1995
                                            --------    --------

  Risk-free interest rate                      6.18%       6.06%
  Expected life                              4 years     4 years
  Expected volatility                            32%         35%
  Expected dividend yield                       .34%        .52%

       A summary of the Company's stock option plan as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                                      For the year ended     For the year ended     For the year ended
                                      December 31, 1996      December 31, 1995      December 31, 1994
                                     --------------------   --------------------   --------------------
                                                 Weighted               Weighted               Weighted
                                      Number     Average     Number     Average     Number     Average
                                     of Shares    Price     of Shares    Price     of Shares    Price
                                     ---------   --------   ---------   --------   ---------   --------
Non-statutory stock options:
  Outstanding at beginning of year   1,230,411   $  17.51     924,075   $  15.39     859,627   $  13.68
    Options granted...............     637,300   $  29.52     514,283   $  19.23     144,000   $  24.33
    Options forfeited.............     (35,000)  $  23.81     (16,664)  $  26.18      (4,833)  $  19.99
    Options exercised.............    (470,082)  $  14.55    (191,283)  $  10.97     (74,719)  $  12.42
                                     ---------              ---------              ---------
  Outstanding at end of year......   1,362,629   $  24.04   1,230,411   $  17.51     924,075   $  15.39
                                     =========              =========              =========
  Exercisable at end of year......     358,177   $  18.79     616,591   $  14.89     665,676   $  12.65
                                     =========              =========              =========
Weighted average fair value of
  options granted during the year.   $   10.03              $    6.71
                                      ========               ========

        The following table summarizes information about the Company's stock options outstanding at December 31, 1996:


                                  Options Outstanding                         Options Exercisable
                 ---------------------------------------------------  ------------------------------------
                      Number        Weighted Average     Weighted                             Weighted
   Range of       Outstanding at       Remaining         Average       Number Exercisable      Average
Exercise Prices  December 31, 1996  Contractual Life  Exercise Price  at December 31, 1996  Exercise Price
---------------  -----------------  ----------------  --------------  --------------------  --------------
  $  6 - 15           138,390          4.0 years         $  13.16            138,390           $  13.16
  $ 19 - 27           605,239          4.6 years         $  20.68            215,287           $  22.17
  $ 29 - 31           619,000          5.0 years         $  29.75              4,500           $  30.17
                    ---------                                                -------
                    1,362,629                                                358,177
                    =========                                                =======

       Loans. During 1995, the Compensation Committee approved loans aggregating $870,000 to certain officers of the Company and its subsidiaries to fund option exercises for and open market purchases of Company common stock. Each loan provides that one-third of the principal and all accrued interest will be deemed paid on each of the first three anniversaries of the loan if the officer has continued as an employee of the Company through that date.

       Retirement plan. Effective January 1, 1996, the Compensation Committee approved a deferred compensation retirement plan for the officers of the Company. Each officer is allowed to contribute up to 25% of their base salary. The Company will then provide a matching contribution of 100% of the officer's contribution limited to the first 10% of the officer's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company does not have a defined benefit retirement plan.

       The Company recognized $1.9 million, $7.7 million and $4.1 million in compensation expense related to its Long-term Incentive Plan during 1996, 1995 and 1994, respectively.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE H.     Non-Employee Director Equity Compensation Plan

       During 1994, the Company authorized and adopted a Non-Employee Director Equity Compensation Plan (the "Director Plan"), which was approved by the Company's stockholders. Pursuant to the Director Plan, on the last business day of the month in which the annual meeting of the stockholders of the Company is held, each non-employee director will automatically receive an award of Common Stock equal to 50% of the then current annual retainer fee (which was $40,000 for 1996, 1995 and 1994). This award is made in lieu of an amount of cash equal to 50% of the annual retainer fee. The number of shares included in each such award is determined by dividing 50% of the annual retainer fee by the closing sales price of the Company's common stock on the business day immediately preceding the date of the award. On May 31, 1996, each non-employee director received an award of 812 shares of common stock (which number was calculated by dividing $20,000 by $24.625, the closing sales price of the common stock on May 30, 1996). On June 30, 1995, each non-employee director received an award of 1,025 shares of common stock (which number was calculated by dividing $20,000 by $19.50, the closing sales price of the common stock on June 29, 1995). On May 31, 1994, each non-employee director received an award of 816 shares of common stock (which number was calculated by dividing $20,000 by $24.50, the closing sales price of the common stock on May 27, 1994).

       When issued, the shares of common stock awarded pursuant to the Director Plan are subject to transfer restrictions that lapse on the first anniversary of the date of the award. In addition, if a non-employee director's services as a director of the Company are terminated for any reason before the next annual meeting of the Company's stockholders, a portion of the shares are forfeited, with the number of forfeited shares being based on the number of regularly scheduled meetings of the Board of Directors remaining to be held before the next annual meeting of the Company's stockholders.

NOTE I.     Rights Agreement

       During 1991, the Company distributed a dividend of one common share purchase right ("Right") for each share of common stock then outstanding. A Right was or will be distributed for each share of common stock that was or will be issued subsequent to February 19, 1991 until the occurrence of the earlier of the Distribution Date (herein defined), the redemption of the Rights or the expiration of the Rights on February 19, 2001. Initially, each Right entitles the registered holder to purchase from the Company one share of common stock at a price per share of $52.50, subject to adjustment. The Rights are attached to all certificates representing shares of common stock outstanding, and no separate certificates representing the Rights will be distributed to stockholders until the earlier of (a) 10 days following a public announcement that (1) a person or group acquires 20% or more of the outstanding shares of common stock or (2) a person or group holding 10% of the common stock is determined to have intentions and actions adverse to the best interest of the Company (an "Adverse Person") (persons in (1) or (2), an "Acquiring Person") or
(b) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding shares of common stock (the "Distribution Date"). The Rights are not exercisable until the Distribution Date and will expire on February 19, 2001, unless earlier redeemed by the Company. If at any time following the Rights Distribution Date (a) the Company is a surviving corporation in a merger or combination with an Acquiring Person and the shares of common stock remain outstanding and are not changed or exchanged, (b) a person becomes the beneficial owner of 20% or more of the then outstanding shares of common stock,
(c) an Acquiring Person engages in one or more "self-dealing" transactions as set forth in the rights agreement governing the Rights or (d) a person is determined to be an Adverse Person, each holder of a Right then will have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company or an acquiring company) having a value equal to two times the exercise price of the Right. Thereafter, in general, all Rights that are beneficially owned by an Acquiring Person will be void. In the event that, at any time following the date that a person has become an Acquiring Person, (i) the Company is acquired in a merger or other combination transaction in which the Company is not the surviving entity, (ii) the Company consolidates with or merges with or into any other person pursuant to which the Company is the surviving entity but all or a part of the shares of common stock are changed into or exchanged for stock of another person or cash or other property or (iii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights that previously have been voided as described above) shall thereafter have the right to receive, upon exercise, common stock or other securities of the acquiring company having a value equal to two times the exercise price of the Right. The Company may redeem the Rights in certain circumstances. Until a Right is exercised, the holder of the Right, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE J.     Commitments and Contingencies

       Severance agreements. On January 1, 1996, the Company entered into severance agreements with its officers to replace their employment agreements that expired at the end of 1995. Salaries and bonuses for the Company's officers are set by the Compensation Committee of the Company's Board of Directors (the "Committee") independent of this severance agreement, and the Committee can grant increases or reductions to base salary at its discretion. The current annual salaries for the officers covered under such severance agreements total approximately $3.5 million.

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

       Legal actions. The Company is party to various legal actions incidental to its business. These lawsuits primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. The Company believes that the ultimate disposition of these legal actions will not have a material adverse effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust the litigation reserve as appropriate to reflect the then current status of its litigation.

       Lease agreements. The Company leases equipment and office facilities under noncancellable operating leases on which rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $2.9 million, $3.6 million and $1.5 million, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 1996 are as follows (in thousands):

     1997.......................................................  $  3,304
     1998.......................................................     2,419
     1999.......................................................     1,432
     2000.......................................................       835
     2001.......................................................       458
     Thereafter.................................................     1,132

       Crude oil purchase agreements. On September 23, 1996, the Company and Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) entered into an agreement that supersedes the prior crude oil purchase agreement and memorandum of agreement between the parties. On November 25, 1996, the Company consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum,

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee.

       Certain properties acquired from Mobil Oil Corporation ("Mobil") are subject to a call on crude oil production (the "Mobil Call Option"). The Mobil Call Option provides a continuing option, but no obligation, for Mobil to purchase all crude oil produced from those properties. The purchase price that Mobil must pay for production purchased pursuant to the Mobil Call Option is the average of the daily prices as posted by specified crude oil purchasers, including Mobil, during the month of delivery without reduction for transportation fees or other penalties. Regardless of these pricing provisions, if the Company has a bona fide purchase offer from a third party under a contract with at least a six-month term that the Company desires to accept, the price Mobil must pay is the price under that offer for that term. If Mobil elects not to match the third-party price for the term, the Company may sell the production to the third party for that term.

NOTE K.     Preferred Stock of Subsidiary

       On March 29, 1994, Parker & Parsley Capital LLC ("P&P Capital"), a limited life company organized under the laws of the Turks and Caicos Islands and a wholly-owned finance subsidiary of the Company, issued 3,776,400 shares of 6-1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares (the "Preferred Shares") with a liquidation preference of $50 per share. The proceeds, net of issuance costs, from the sale of the Preferred Shares was approximately $182.2 million. During 1996, 1995 and 1994, the Company recorded $12 million, $12 million and $9.1 million, respectively, of interest expense associated with the Preferred Shares.

       Dividends on the Preferred Shares are payable in United States dollars at an annual rate of 6-1/4% of the liquidation preference and are payable monthly in arrears on the last day of each calendar month. Each Preferred Share is convertible at the option of the holder at any time, unless previously redeemed or exchanged, into the Company's common stock at the rate of 1.7778 shares of common stock for each Preferred Share, subject to adjustment in certain circumstances. On or after April 1, 1997, the Preferred Shares are subject to exchange in whole or in part at the Company's option, for the number of shares of common stock into which the Preferred Shares are convertible, so long as the closing price for the common stock equals or exceeds 125% of the then applicable conversion price during certain periods and certain other conditions are satisfied. The Preferred Shares are redeemable, at the option of P&P Capital, in whole or in part, from time to time on or after April 1, 1997, at an initial redemption price of $52.1875 per share and declining ratably thereafter to $50 per share on and after April 1, 2004, plus, in each case, accumulated and unpaid dividends to the date fixed for redemption, but only if certain conditions are satisfied. The Preferred Shares are subject to mandatory redemption on the 30th anniversary of the date of original issuance. The Preferred Shares are also subject to exchange, in whole but not in part, on a share-for-share basis, into Series A Convertible Preferred Stock of the Company (the "Company Preferred Stock") at the option of the holders of a majority of all outstanding Preferred Shares upon the occurrence of certain events. The Company Preferred Stock will have dividend, optional conversion, liquidation preference and optional redemption features substantially identical to the Preferred Shares but will not be subject to mandatory redemption.

NOTE L.     Odd-Lot Repurchase Program

       In October 1996, the Company announced an odd-lot repurchase program for shareholders who, as of October 7, 1996, individually owned 99 or fewer shares of Parker & Parsley Petroleum Company Common Stock. The Company purchased a total of 772,986 shares, associated with approximately 25,000 shareholder accounts, and such shares were added to the Company's shares held in treasury. The shares were purchased at an average price of $30.17 per share which represented the average of the five highest closing market prices as reported by the New York Stock Exchange from October 8, 1996 through November 22, 1996, less a processing fee of seventy-five cents per share. The accompanying Consolidated Statements of Cash Flows for the year ended December 31, 1996, includes $23.3 million of treasury stock repurchases related to this program.

NOTE M.     Equity Offerings

       On November 7, 1994 and June 30, 1994, the Company completed public offerings of 4.5 million and 2.36 million shares of common stock, respectively, at a price of $25.00 per share and $25.25 per share, respectively. Aggregate net proceeds of the offerings were $164.6 million.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE N.     Derivative Financial Instruments

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements and its commodity hedges. The Company anticipates, however, that such counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.

       Interest rate swap agreements. At December 31, 1996, the Company was a party to a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62% while the weighted average variable rate being paid by the Company for the year ended December 31, 1996 is 5.56%. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The accompanying Consolidated Statements of Operations for the year ended December 31, 1996 includes a reduction in interest expense of $787 thousand to account for the settlement of these interest rate swap agreements.

       Commodity hedges. The Company utilizes various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

       Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas swap contracts as of December 31, 1996. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

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

        The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company reported an average gas price of $2.27 per Mcf for the year ended December 31, 1996. The Company's average realized price for physical gas sales (excluding hedge results) for the same period was $2.39 per Mcf. The comparable average NYMEX prompt month closing for the year ended December 31, 1996 was $2.50 per Mcf.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


        Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil swap contracts as of December 31, 1996.

                            First    Second     Third    Fourth
                           Quarter   Quarter   Quarter   Quarter    Total
                           -------   -------   -------   -------   -------
Oil production:
   1997 - Swap Contracts
     Volume (MMBbl)            1.9       1.5       1.2        .7       5.3
     Price per Bbl         $ 20.05    $19.56    $19.28    $18.56    $19.53

   1998 - Swap Contracts
     Volume (MMBbl)             .2        .2        .3        .2        .9
     Price per Bbl         $ 18.53    $18.53    $18.53    $18.53    $18.53

        The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company reported an average oil price of $19.96 per Bbl for the year ended December 31, 1996. The Company's average realized price for physical oil sales (excluding hedge results) for the same period was $21.33 per Bbl. The comparable average NYMEX prompt month closing for the year ended December 31, 1996 was $22.03 per Bbl.

NOTE O.     Sales to Major Customers

        The Company's share of oil and gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

        The following customers individually accounted for more than 10% of the consolidated oil and gas revenues of the Company:

                                             Percentage of Consolidated
     Customer                                    Oil and Gas Revenues
     --------                                --------------------------
                                             1996       1995       1994
                                             ----       ----       ----
     Genesis Crude Oil, L.P..............     28%        19%        17%
     Mobil Oil Corporation...............     22%        17%        16%

       At December 31, 1996, the amounts receivable from Genesis and Mobil were $12.7 million and $9.4 million, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Consolidated Balance Sheet.

NOTE P.     Gas Marketing

       Effective January 1, 1996, the Company, along with Apache Corporation and Oryx Energy Company, formed Producers Energy Marketing, LLC ("ProEnergy"), a natural gas marketing company organized to create a direct link between gas producers and purchasers. The venture is structured to flow through the benefits arising out of the expanded services and the economies of scale from the aggregation of substantial volumes of gas. The Company is obligated to sell to ProEnergy all gas production (subject to certain exclusions relative to immaterial volumes) for a period of five years that is owned or controlled by the Company, or any affiliate, in North America (onshore and offshore), which is not subject to a binding and enforceable gas sales contract in effect on July 1, 1996. The Company currently owns approximately 9.59% of ProEnergy which markets approximately 1.8 MMBtu per day. As a result, as of January 1, 1996, the Company no longer reports revenues or expenses associated with third party gas marketing activities.

NOTE Q.     Disposition of Australasian Assets

       On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. During the year ended December 31, 1996, the Company received

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


aggregate consideration of $237.5 million for these combined sales which consisted of $186.6 million of proceeds for the equity of such entities, $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The accompanying Consolidated Statements of Operations for the year ended December 31, 1996 includes a pre-tax gain of $83.3 million from the disposition of these subsidiaries (net of transaction expenses of $8.7 million) and an income tax provision of $16 million. The income tax provision includes $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

       The assets sold to Santos Ltd. consisted primarily of properties located in the Cooper Basin in Central Australia, the Surat Basin in Northeast Australia, the Carnarvon Basin on the Northwest Shelf off the coast of Western Australia, the Otway Basin off the coast of Southeast Australia and the Central Sumatra Basin in Indonesia. At December 31, 1995, the Company's interests in these properties contained 32.1 million BOE of proved reserves (consisting of 12.4 million Bbls of oil and 118.3 Bcf of gas), representing $133.8 million of SEC 10 value. The accompanying Consolidated Statements of Operations for the year ended December 31, 1996 includes the results of operations from these properties prior to their sale on March 28, 1996. During 1996, these properties produced 349,500 Bbls of oil and 1,927,000 Mcf of gas. The Company received an average price of $19.55 per Bbl and $1.95 per Mcf from such production or $10.6 million in total revenues. Total production costs associated with these properties were $3.3 million ($4.92 per equivalent Bbl) and depletion expense was $3.9 million ($5.84 per equivalent Bbl).

       The wholly-owned subsidiary sold to Phillips Petroleum International Investment Company, Bridge Oil Timor Sea, Inc. has a wholly owned subsidiary, Bridge Oil Timor Sea Pty Ltd., which owns a 22.5% interest in the ZOCA 91-13 permit in the offshore Bonaparte Basin in the Zone of Cooperation between Australia and Indonesia.

NOTE R.     Impairment of Long-Lived Assets

       The Company adopted SFAS 121 in 1995. The Company undertook to review its oil and gas properties for impairment earlier than required by SFAS 121 (adoption was required for fiscal years beginning after December 15, 1995) as a result of the continuation of depressed commodity prices and to eliminate any uncertainty associated with the magnitude of the noncash charge for impairment of its oil and gas properties under SFAS 121. In order to determine whether an impairment had occurred, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Company adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of this process and an evaluation of unproven oil and gas properties, the Company recognized noncash pre-tax charges of $129.7 million ($84.3 million after tax) related to its oil and gas properties during 1995. The Company also recognized a noncash pre-tax charge of $748,000 ($486,000 after tax) related to a natural gas processing facility in 1995.

NOTE S.     Income Taxes

       Income tax provision (benefit) and amounts separately allocated were as follows:
                                                     Year ended December 31,
                                                    1996      1995       1994
                                                  -------   --------    -------
                                                         (in thousands)
Income (loss) before extraordinary item.........  $60,100   $(45,900)   $(6,500)
Extraordinary gain (loss).......................       -       2,300       (350)
Benefit arising from exercise of stock options..   (2,200)      (600)      (300)
Change in cumulative translation adjustment.....       -        (550)       500
                                                   ------    -------     ------
                                                  $57,900   $(44,750)   $(6,650)
                                                   ======    =======     ======
                                       50

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


       Income tax provision (benefit) attributable to income (loss) before extraordinary item consists of the following:
                                                  Year ended December 31,
                                               1996        1995        1994
                                             --------    --------    --------
                                                      (in thousands)
     Current:
       U.S. federal.......................   $    300    $ (1,000)   $    150
       State and local....................         -           -          150
                                              -------     -------     -------
                                                  300      (1,000)        300
                                              -------     --------    -------
     Deferred:
       U.S. federal.......................     51,700     (35,500)     (1,650)
       Foreign (primarily Australia)......      8,100      (9,400)     (5,150)
                                              -------     --------    -------
                                               59,800      (44,900)    (6,800)
                                              -------     --------    -------
     Total................................   $ 60,100    $(45,900)   $ (6,500)
                                              =======     =======     =======

       Income (loss) before income taxes, extraordinary item consists of the following:
                                                   Year ended December 31,
                                                  1996      1995       1994
                                                --------  ---------  --------
                                                       (in thousands)
    Income (loss)  before  income  taxes,
     extraordinary  item and  cumulative
     effect of accounting change:
      U.S. federal............................  $121,680  $(118,871) $  (3,664)
      Foreign (primarily Australia)...........    78,668    (31,136)   (16,827)
                                                 -------   --------   --------
                                                $200,348  $(150,007) $ (20,491)
                                                 =======   ========   ========

        Reconciliations of the U.S. federal statutory rate to the Company's effective rate for income (loss) before extraordinary item are as follows:

                                                       1996     1995      1994
                                                      ------   -------   -------

   U.S. federal statutory tax rate..................  35.0%    (35.0%)   (35.0%)
   Disposition of foreign subsidiaries..............  (6.9%)      -         -
   Amortization of foreign permanent differences....    -        3.1%      1.8%
   Rate differential on foreign operations..........    .4%      (.1%)     1.3%
   Other............................................   1.5%      1.4%       .2%
                                                      -----    ------    ------
   Consolidated effective tax rate..................  30.0%    (30.6%)   (31.7%)
                                                      =====    ======    ======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
                                                          December 31,
                                                       1996          1995
                                                    ---------      ---------
                                                              (in thousands)
Deferred tax assets:
  Net operating loss carryforwards................  $  23,704      $  70,882
  Alternative minimum tax credit carryforwards....      4,005          6,760
  Other accrued liabilities.......................      3,306          7,485
  Compensation, principally due to accrual for
    financial reporting purposes..................      2,579             -
  Other, net......................................      1,831          1,051
                                                     --------       --------
    Total gross deferred tax assets...............     35,425         86,178
                                                     --------       --------
Deferred tax liabilities:
  Oil and gas properties, principally due to
   differences in basis and depletion and the
   deduction of intangible drilling costs for
   tax purposes...................................     88,790         86,530
  Long-term debt, principally due to early
   extinguishment for book purposes...............         -           2,313
  Other, net......................................         35          1,035
                                                     --------       --------
    Total gross deferred tax liabilities..........     88,825         89,878
                                                     --------       --------
    Net deferred tax liability....................  $ (53,400)     $  (3,700)
                                                     ========       ========

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future and the availability of certain tax planning strategies that would generate taxable income to realize the net tax benefits, if implemented, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

        At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for U.S. federal income tax purposes of $67.7 million, which are available to offset future regular taxable income, if any. Additionally, the Company has alternative minimum tax net operating loss carryforwards ("AMT NOLs") of $15.2 million, which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

         Expiration Date                                 NOLs      AMT NOLs
         ---------------                               --------    --------
                                                          (in thousands)

         December 31, 2006...........................  $ 22,798    $  4,195
         December 31, 2009...........................    28,558       9,667
         December 31, 2010...........................    16,368       1,364
                                                        -------     -------
                                                       $ 67,724    $ 15,226
                                                        =======     =======

       As discussed in Note B, certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the Company's consolidated U.S. federal income tax return, and separate provisions for income taxes have been determined for these entities or groups of entities. As a result, approximately $35 million of the NOLs and all of the AMT NOLs are limited in use to specific entities or groups of entities. In addition, $22.9 million and $4.2 million of the NOLs and AMT NOLs, respectively, are further subject to limitations under Section 382 of the Internal Revenue Code. The Company believes the utilization of its NOLs and AMT NOLs subject to the Section 382 limitations is limited in each taxable year to approximately $11.4 million.

       The tax returns and the amount of taxable income or loss are subject to examination by U.S. federal, state and foreign taxing authorities. Current and estimated tax payments of $970,000, $93,000 and $5 million were made in 1996, 1995 and 1994, respectively.

NOTE T.     Operations by Geographic Area

       The Company operates in one industry segment. During 1996, the Company did not have significant operations in geographic areas other than the United States. Information about the Company's operations for the years ended December 31, 1995 and 1994 by different geographic areas is shown below. During these years, the Company did not have any significant operations or separately identifiable assets other than those from the United States and Australia.

                                                       Year ended December 31,
                                             1995                                   1994
                              -----------------------------------   -----------------------------------
                                           Australia                             Australia
                                United     and Other                  United     and Other
                                States      Foreign      Total        States      Foreign      Total
                              ----------   ---------   ----------   ----------   ---------   ----------
                                                            (in thousands)
Operating revenue............ $  439,957   $  45,805   $  485,762   $  455,895   $  23,838   $  479,733
Loss before income taxes
  and extraordinary item..... $ (118,871)  $ (31,136)  $ (150,007)  $   (3,664)  $ (16,827)  $  (20,491)
Identifiable assets.......... $1,120,738   $ 198,491   $1,319,229   $1,395,253   $ 209,651   $1,604,904


                       PARKER & PARSLEY PETROLEUM COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1996, 1995 and 1994


Capitalized Costs
                                                   December 31,
                                              1996             1995
                                           ----------       ----------
                                                 (in thousands)
   Oil and Gas Properties:
     Proved oil and gas properties         $1,419,051       $1,450,290
     Unproved property                          7,331           14,574
                                            ---------        ---------
                                            1,426,382        1,464,864
     Less accumulated depletion              (424,594)        (383,825)
                                            ---------        ---------
     Net capitalized costs for oil
       and gas properties                  $1,001,788       $1,081,039
                                            =========        =========

Costs Incurred for Oil and Gas
 Producing Activities

                                          Property
                                      Acquisition Costs                                    Total
                                    --------------------    Exploration    Development     Costs
                                    Proved      Unproved       Costs          Costs       Incurred
                                   --------     --------    -----------    -----------    --------
                                                           (in thousands)
Year ended December 31, 1996:
  United States                    $ 15,699     $  5,255     $   31,568     $  168,553    $221,075
  Foreign (a)                            18           -           7,240          4,659      11,917
                                    -------      -------      ---------      ---------     -------
    Total costs incurred           $ 15,717     $  5,255     $   38,808     $  173,212    $232,992
                                    =======      =======      =========      =========     =======

Year ended December 31, 1995:
  United States                    $ 46,796     $    -       $    8,062     $  130,461    $185,319
  Australia and Other Foreign         1,698          -           21,129         10,877      33,704
                                    -------      -------      ---------      ---------     -------
    Total costs incurred           $ 48,494     $    -       $   29,191     $  141,338    $219,023
                                    =======      =======      =========      =========     =======

Year ended December 31, 1994:
  United States                    $401,826(b)  $ 30,308     $    8,370     $   93,175    $533,679
  Australia and Other Foreign       141,785       10,000         11,098          1,391     164,274
                                    -------      -------      ---------      ---------     -------
    Total costs incurred           $543,611(b)  $ 40,308     $   19,468     $   94,566    $697,953
                                    =======      =======      =========      =========     =======

---------------

(a) Includes $7.4 million of expenditures related to the Company's Australian properties prior to their sale in 1996. The remainder relates to the Company's interests in Argentine properties.

(b) Excludes approximately $1.9 million associated with properties held by Bridge Oil Limited and $12.8 million associated with properties acquired from PG&E Resources Company that were classified as assets held for resale.

                       PARKER & PARSLEY PETROLEUM COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1996, 1995 and 1994


Results of Operations
                                             For the year ended December 31,
                                             1996         1995         1994
                                           ---------    ---------    ---------
                                                     (in thousands)
UNITED STATES
Oil and gas revenues                       $ 385,198    $ 329,915    $ 313,764
Production costs                            (106,898)    (118,487)    (120,687)
Exploration and abandonments                  (9,222)      (6,795)      (8,774)
Geological and geophysical                    (7,042)      (2,302)      (3,834)
Depletion                                    (98,655)    (125,165)    (120,520)
Impairment of oil and gas properties              -      (129,745)          -
                                            --------     --------     --------
                                             163,381      (52,579)      59,949
Income tax benefit (provision) (a)           (57,183)      18,403      (20,982)
                                            --------     --------     --------
Results of operations for oil and gas
  producing activities                     $ 106,198    $ (34,176)   $  38,967
                                            ========     ========     ========
AUSTRALIA
Oil and gas revenues                       $  10,591    $  45,805    $  23,838
Production costs                              (3,300)     (12,418)      (6,431)
Exploration and abandonments                     (15)      (6,779)      (3,401)
Geological and geophysical                    (1,420)      (6,874)      (3,332)
Depletion                                     (3,917)     (20,303)     (11,182)
                                            --------     --------     --------
                                               1,939         (569)        (508)
Income tax benefit (provision) (a)              (698)         205          168
                                            --------     --------     --------
Results of operations for oil and gas
  producing activities                     $   1,241    $    (364)   $    (340)
                                            ========     ========     ========
ARGENTINA
Oil and gas revenues                       $   1,142    $      -     $      -
Production costs                                (136)          -            -
Exploration and abandonments                  (3,416)      (2,857)        (170)
Geological and geophysical                      (592)      (1,945)      (1,236)
Depletion                                       (231)          -            -
                                            --------     --------     --------
                                              (3,233)      (4,802)      (1,406)
Income tax benefit (a)                         1,164        1,729          464
                                            --------     --------     --------
Results of operations for oil and gas
  producing activities                     $  (2,069)   $  (3,073)   $    (942)
                                            ========     ========     ========
TOTAL
Oil and gas revenues                       $ 396,931    $ 375,720    $ 337,602
Production costs                            (110,334)    (130,905)    (127,118)
Exploration and abandonments                 (12,653)     (16,431)     (12,345)
Geological and geophysical                    (9,054)     (11,121)      (8,402)
Depletion                                   (102,803)    (145,468)    (131,702)
Impairment of oil and gas properties              -      (129,745)          -
                                            --------     --------     --------
                                             162,087      (57,950)      58,035
Income tax benefit (provision) (a)           (56,717)      20,337      (20,350)
                                            --------     --------     --------
Results of operations for oil and gas
  producing activities                     $ 105,370    $ (37,613)   $  37,685
                                            ========     ========     ========

---------------

(a) The income tax benefit (provision) is calculated using the current statutory tax rate for each jurisdiction.

                                       54

                       PARKER & PARSLEY PETROLEUM COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1996, 1995 and 1994


Reserve Quantity Information

       The estimates of the Company's proved oil and gas reserves, which are located principally in the United States, are based on evaluations audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Reserves were estimated in accordance with guidelines established by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The United States reserve estimates for 1996 utilize an oil price of $24.55 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs) and a gas price of $3.97 per Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage).

       Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

                       PARKER & PARSLEY PETROLEUM COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1996, 1995 and 1994

                                           Oil (Bbls)                            Natural Gas (Mcf)
                             --------------------------------------  -------------------------------------
                              United                                  United                                   Total
                              States  Australia  Argentina   Total    States  Australia  Argentina   Total     BOE's
                             -------  ---------  ---------  -------  -------  ---------  ---------  --------  -------
                                                                   (in thousands)
Oil and Gas Producing
  Activities:
Total Proved Reserves:
Balance, January 1, 1994      94,004        -          -     94,004  527,752         -         -     527,752  181,963
  Revisions:
   Revisions of previous
    estimates                 15,141      (199)        -     14,942   10,318        184        -      10,502   16,692
   Reserves added by
    development drilling      11,935        -          -     11,935   55,617         -         -      55,617   21,205
  Purchases of minerals-
    in-place                  25,822    13,884         -     39,706  243,719    108,880        -     352,599   98,472
  New discoveries and
    extensions                   135        -          -        135      452         -         -         452      210
  Production                 (11,267)     (880)        -    (12,147) (75,040)    (4,634)       -     (79,674) (25,426)
  Sales of minerals-in-place  (4,034)       -          -     (4,034) (39,740)        -         -     (39,740) (10,657)
                             -------   -------      -----   -------  -------   --------     -----   --------  -------
Balance,
  December 31, 1994          131,736    12,805         -    144,541  723,078    104,430        -     827,508  282,459
  Revisions:
   Revisions of previous
    estimates                  9,211     1,212         -     10,423   80,571     22,493        -     103,064   27,600
   Reserves added by
    development drilling      18,486        -          -     18,486   61,945         -         -      61,945   28,810
  Purchases of minerals-
    in-place                   4,309        -          -      4,309   82,713         -         -      82,713   18,094
  New discoveries and
    extensions                   761        -          -        761    6,015         -         -       6,015    1,764
  Production                 (11,328)   (1,574)        -    (12,902) (76,669)    (8,626)       -     (85,295) (27,118)
  Sales of minerals-in-place (18,284)       -          -    (18,284) (99,044)        -         -     (99,044) (34,791)
                             -------   -------      -----   -------  -------   --------     -----   --------  -------
Balance,
  December 31, 1995          134,891    12,443         -    147,334  778,609    118,297        -     896,906  296,818
  Revisions:
   Revisions of previous
    estimates                  3,652        -          -      3,652  (11,790)        -         -     (11,790)   1,687
   Reserves added by
    development drilling      38,962        -          -     38,962  162,885         -         -     162,885   66,110
  Purchases of minerals-
    in-place                     300        -          -        300   11,494         -         -      11,494    2,216
  New discoveries and
    extensions                   760        -       1,159     1,919   17,607         -      1,108    18,715    5,038
  Production                 (10,872)     (349)       (54)  (11,275) (73,924)    (1,927)       -     (75,851) (23,916)
  Sales of minerals-in-place  (4,857)  (12,094)        -    (16,951) (56,613)  (116,370)       -    (172,983) (45,782)
                             -------   -------      -----   -------  -------   --------     -----   --------  -------
Balance,
  December 31, 1996          162,836        -       1,105   163,941  828,268         -      1,108    829,376  302,171
                             =======   =======      =====   =======  =======   ========     =====   ========  =======
Proved Developed Reserves:
  January 1, 1994             74,217        -          -     74,217  442,270         -         -     442,270  147,929
                             =======   =======      =====   =======  =======   ========     =====   ========  =======
  December 31, 1994           99,520     7,548         -    107,068  591,472     31,303        -     622,775  210,864
                             =======   =======      =====   =======  =======   ========     =====   ========  =======
  December 31, 1995          101,310     7,610         -    108,920  615,328     30,738        -     646,066  216,598
                             =======   =======      =====   =======  =======   ========     =====   ========  =======
  December 31, 1996          126,163        -         207   126,370  660,174         -         -     660,174  236,399
                             =======   =======      =====   =======  =======   ========     =====   ========  =======

                       PARKER & PARSLEY PETROLEUM COMPANY

                      UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1996, 1995 and 1994


Standardized Measure of Discounted Future Net Cash Flows

       The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing discounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference.

       Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

                       PARKER & PARSLEY PETROLEUM COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1996, 1995 and 1994


                                                      For the year ended December 31,
                                                      1996         1995          1994
                                                  -----------   -----------   -----------
                                                              (in thousands)
UNITED STATES
 Oil and gas producing activities:
   Future cash inflows                            $ 7,280,710   $ 4,134,327   $ 3,447,519
   Future production costs                         (2,325,274)   (1,618,191)   (1,513,188)
   Future development costs                          (196,410)     (164,794)     (133,580)
                                                   ----------    ----------    ----------
   Future net cash flows before taxes               4,759,026     2,351,342     1,800,751
   10% annual discount factor                      (2,421,698)   (1,119,604)     (801,575)
                                                   ----------    ----------    ----------
   Discounted future cash flows before taxes        2,337,328     1,231,738       999,176
   Discounted future income taxes                    (537,804)     (131,894)      (22,436)
                                                   ----------    ----------    ----------
   Standardized measure of discounted future
     net cash flows                               $ 1,799,524   $ 1,099,844   $   976,740
                                                   ==========    ==========    ==========
AUSTRALIA
Oil and gas producing activities:
   Future cash inflows                            $        -    $   428,191   $   358,903
   Future production costs                                 -       (136,681)      (88,630)
   Future development costs                                -        (47,085)      (48,251)
                                                   ----------    ----------    ----------
   Future net cash flows before taxes                      -        244,425       222,022
   10% annual discount factor                              -       (110,674)     (102,555)
                                                   ----------    ----------    ----------
   Discounted future cash flows before taxes               -        133,751       119,467
   Discounted future income taxes                          -        (29,806)      (24,550)
                                                   ----------    ----------    ----------
   Standardized measure of discounted future
     net cash flows                               $        -    $   103,945   $    94,917
                                                   ==========    ==========    ==========
ARGENTINA
Oil and gas producing activities:
   Future cash inflows                            $    28,211   $        -    $        -
   Future production costs                             (8,099)           -             -
   Future development costs                            (4,456)           -             -
                                                   ----------    ----------            -
   Future net cash flows before taxes                  15,656            -             -
   10% annual discount factor                          (7,615)           -             -
                                                   ----------    ----------            -
   Discounted future cash flows before taxes            8,041            -             -
   Discounted future income taxes                          -             -             -
                                                   ----------    ----------    ----------
   Standardized measure of discounted future
     net cash flows                               $     8,041   $        -    $        -
                                                   ==========    ==========    ==========
TOTAL
Oil and gas producing activities:
   Future cash inflows                            $ 7,308,921   $ 4,562,518   $ 3,806,422
   Future production costs                         (2,333,373)   (1,754,872)   (1,601,818)
   Future development costs                          (200,866)     (211,879)     (181,831)
                                                   ----------    ----------    ----------
   Future net cash flows before taxes               4,774,682     2,595,767     2,022,773
   10% annual discount factor                      (2,429,313)   (1,230,278)     (904,130)
                                                   ----------    ----------    ----------
   Discounted future cash flows before taxes        2,345,369     1,365,489     1,118,643
   Discounted future income taxes                    (537,804)     (161,700)      (46,986)
                                                   ----------    ----------    ----------
   Standardized measure of discounted future
     net cash flows                               $ 1,807,565   $ 1,203,789   $ 1,071,657
                                                   ==========    ==========     =========

                                       58

                       PARKER & PARSLEY PETROLEUM COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1996, 1995 and 1994


                                                            Year ended December 31,
                                                        1996         1995         1994
                                                     ----------   ----------   ----------
                                                                (in thousands)
Oil and Gas Producing Activities:
  Oil and gas sales, net of production costs         $ (286,597)  $ (244,815)  $ (210,484)
  Net changes in prices and production costs            866,196      221,581      (25,789)
  Extensions and discoveries                             53,314       12,321        1,781
  Sales of minerals-in-place                           (185,859)    (139,250)     (63,581)
  Purchases of minerals-in-place                         20,606       53,628      451,127
  Revisions of estimated future development costs       (73,587)     (47,459)     (20,383)
  Revisions of previous quantity estimates and
     reserves added by development drilling             569,529      288,445      159,210
  Accretion of discount                                 123,174      105,891       90,190
  Changes in production rates, timing and other        (106,896)      (3,496)       1,504
                                                      ---------    ---------    ---------
  Change in present value of future net revenues        979,880      246,846      383,575
  Net change in present value of future income taxes   (376,104)    (114,714)     (43,502)
                                                      ---------    ---------    ---------
                                                        603,776      132,132      340,073
  Balance, beginning of year                          1,203,789    1,071,657      731,584
                                                      ---------    ---------    ---------
  Balance, end of year                               $1,807,565   $1,203,789   $1,071,657
                                                      =========    =========    =========

Selected Quarterly Financial Results
                                                              Quarter
                                        --------------------------------------------------
                                          First      Second(a)       Third       Fourth(a)
                                        --------     ---------     ---------     ---------
                                              (in thousands, except per share data)
1996
       Operating revenues               $103,444     $  99,674     $  97,019     $ 120,608
       Total revenues                    118,282       182,508       111,230       123,323
       Costs and expenses                 91,272        82,952        74,765        86,006
       Net income                         14,710        80,156        20,965        24,417
       Net income per share                  .41          2.24           .58           .68
1995
       Operating revenues               $123,580     $ 126,760     $ 113,347     $ 122,075
       Total revenues                    122,341       152,449       115,329       123,627
       Costs and expenses                143,919       244,453       124,836       150,545
       Loss before extraordinary item    (14,778)      (62,403)       (6,908)      (20,018)
       Loss before extraordinary item
                per share                   (.42)        (1.77)         (.20)         (.56)
       Net loss                          (14,778)      (62,403)       (6,908)      (15,680)
       Net loss per share                   (.42)        (1.77)         (.20)         (.44)

----------

(a) The second and fourth quarter of 1995 include a SFAS 121 impairment charge of $101.3 million and $29.2 million, respectively. See Note R of the Notes to the Consolidated Financial Statements above.

                                       59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1997 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1997 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1997 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1997 and is incorporated herein by reference.

                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       Listing of Financial Statements and Exhibits

  Financial Statements

       The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended December 31,
         1996, 1995 and 1994
       Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows for the years ended
         December 31, 1996,  1995 and 1994
       Notes to Consolidated Financial Statements
       Unaudited Supplementary Information

       All other statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

  Exhibits

Exhibit
Number                                  Description

   2.1   -    Agreement  of  Sale and Purchase  dated June 6, 1994,  between the
              Company and PG&E  Resources Company (incorporated  by reference to
              Exhibit 2.1 to the Company's Current Report on Form 8-K dated June
              6, 1994, Commission File No. 1-10695).

   2.2   -    Offer  by  Parker & Parsley  Petroleum  Australia  Pty  Limited to
              Acquire  all   of  the  Ordinary  Shares  in  Bridge  Oil  Limited
              (incorporated by reference to Exhibit 2.2 to the Company's Current
              Report  on  Form  8-K  dated  June 6,  1994,  Commission  File No.
              1-10695).

   3.1   -    Restated Certificate of Incorporation of the Company (incorporated
              by  reference  to  Exhibit  3.1  to  the   Company's  Registration
              Statement on Form S-4  dated  December 31, 1990,  Registration No.
              33-38436).

   3.2   -    Restated  By-laws  of the  Company (incorporated  by  reference to
              Exhibit 3.2 to the Company's Registration Statement on Form S-4 dated December 31, 1990, Registration Statement No. 33-38436).

   4.1   -    Form of Certificate of Common Stock,  par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 dated December 31,
              1990, Registration No. 33-38436).

   4.2   -    Rights  Agreement  of the  Company  (incorporated  by reference to
              Exhibit  4.1  to the  Company's  Current  Report on Form 8-K dated
              February 19, 1991, Commission File No. 1-10695).

   4.3   -    First  Amendment  to Rights Agreement of the Company,  dated as of
              March 18, 1994 (incorporated by reference  to Exhibit  4.4A to the
              Company's Registration Statement on Form S-3 dated  June 24, 1994,
              Registration No. 33-79920).

   4.4   -    Certificate  of  Designations of  Series A  Convertible  Preferred
              Stock of the Company, dated March 24, 1994 (incorporated by references to Exhibit 4.4B to the Company's Registration Statement on Form S-3 dated June 24, 1994, Registration No. 33-79920).

Exhibit
Number                                  Description

   --   -    Indentures  relating to  $50,000,000  principal  amount  of  8-1/2%
             Convertible  Subordinated  Debentures due 2005 of Dorchester Master
             Limited Partnership  ($3,762,000  million principal amount of which were outstanding  and held by  nonaffiliates at  December 31, 1996)
             and  $100,000,000 principal amount of  9-1/2% Senior Notes due 2000 of Bridge Oil  (U.S.A.) Inc.  ($2,063,000 principal amount of which were outstanding at  December 31, 1996)  have been omitted pursuant
             to  Item 601(b)(4)(iii)(A)  of Regulation S-K.   The Company hereby
             agrees to furnish a copy of such indenture to the Securities and Exchange Commission upon request.

   --   -    Indenture  (the  "Indenture")  relating to  $150,000,000  principal amount of 8-7/8% Senior Notes Due 2005 of the Company and to $150,000,000 principal amount of 8-1/4% Senior Notes Due 2007 of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 12, 1995,
             Commission File No. 1-10695).

   --   -    Form of 8-7/8% Senior Notes Due 2005 dated as of April 12, 1995, in the  aggregate  principal  amount of  $150,000,000,  together  with
             Officers' Certificate dated  April 12, 1995, establishing the terms of the  8-7/8% Senior Notes  Due 2005  pursuant  to  the  Indenture
             (incorporated  by  reference   to  Exhibit  4.2  to  the  Company's
             Quarterly Report on  Form 10-Q for the period ended June 30,  1995,
             Commission File No. 1-10695).

   --   -    Form of  8-1/4%  Senior Notes Due 2007 dated as of August 22, 1995, in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated August 22, 1995, establishing the terms of the 8-1/4% Senior Notes Due 2007 pursuant to the Indenture
             (incorporated by reference to  Exhibit 1.2 to the Company's Current
             Report  on  Form 8-K  dated  August 17, 1995,  Commission  File No.
             1-10695).

 10.1+  -    Parker & Parsley  Petroleum Company Long-term  Incentive Plan dated
             February 19, 1991 (incorporated by reference to Exhibit 4.1  to the
             Company's  Registration  Statement  on  Form  S-8, Registration No.
             33-38971).

 10.2+  -    First Amendment to the Parker & Parsley Petroleum Company Long-term
             Incentive Plan dated August 23, 1991  (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form S-1 dated February 28, 1992, Registration No. 33-46082).

 10.3+  -    Amended  and  Restated  Indemnification  Agreement,   dated  as  of
             February  15,  1995,  between the Company  and  Scott D. Sheffield,
             together  with   a  schedule  identifying  substantially  identical
             agreements between the Company and each of the Company's other directors and Named Executive Officers and setting forth the material details in which those agreements differ from the Amended and Restated Indemnification Agreement filed (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
             10-K  for the  year  ended  December 31,  1994, Commission File No.
             1-10695).

 10.4+  -    Agreement of Partnership of P&P Employees 89-B Conv., L.P.
             (formerly  P&P  Employees  89-B GP),  dated October 31, 1989, among
             Parker & Parsley, Ltd. and the Investor Partners (as defined therein, which includes individuals who are directors and executive officers of the Company), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document
             (incorporated  by  reference  to  Exhibit  10.50  to  the Company's
             Registration  Statement  on  Form  S-4  dated  December  31,  1990,
             Registration No. 33-38436).

 10.5+  -    Amendment  to  Agreement  of  Partnership of P&P Employees 89-B GP,
             dated May 31,  1990,  among Parker & Parsley, Ltd. and the Investor
             Partners (as defined therein, which includes individuals who are directors and executive officers of the Company), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-4 dated December 31,
             1990, Registration No. 33-38436).

Exhibit
Number                                  Description

 10.6+  -    Schedule identifying additional  documents  substantially identical to the Amendment to Agreement of Partnership of  P&P Employees 89-B
             GP included as Exhibit 10.5 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form S-1 dated February 28, 1992, Registration No. 33-46082).

 10.7+  -    Agreement of  Partnership of  P&P  Employees  90 Spraberry  Private
             Development  GP,  dated October 16,  1990,  among Parker & Parsley,
             Ltd.,  James  D.  Moring,  and  the  General  Partners  (as defined therein, which includes individuals who are directors and executive officers  of the  Company),  and  form of Amendment to Agreement of
             Partnership of  P&P Employees  90 Spraberry Private Development GP,
             together  with  a  schedule  identifying  substantially   identical
             documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.52 to the Company's Registration Statement on Form S-4 dated December 31, 1990, Registration No. 33-38436).

 10.8+  -    Amendment to Agreement of Partnership of  Parker & Parsley 90-A GP,
             dated February 19, 1991, among Parker & Parsley Development Company and  the  Investor  Partners  (as  defined therein,  which includes individuals  who  are  directors  and  executive  officers  of  the
             Company),   together  with  a  schedule  identifying  substantially
             identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.58 to the Company's Registration Statement on Form S-1 dated February 28, 1992, Registration No. 33-46082).

 10.9+  -    Agreement of Partnership of P&P Employees 91-A, GP, dated September
             30,  1991,  among Parker & Parsley Development  Company,  James  D.
             Moring and the General Partners (as defined therein, which includes individuals  who  are  directors  and  executive  officers  of  the
             Company),   together  with  a  schedule  identifying  substantially
             identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.61 to the Company's Registration Statement on Form S-1 dated February 28, 1992, Registration No. 33-46082).

10.10+  -    Development  Drilling  Program Agreement  of Parker & Parsley  91-A
             Development Drilling  Program,  dated  September  30,  1991,  among
             Parker & Parsley Development Company, the P&P Employee Participants
             (as defined therein, which includes individuals who are directors and executive officers of the Company), P&P Employees 91-A, GP, and Parker & Parsley 91-A, L.P., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document
             (incorporated  by  reference  to  Exhibit  10.63  to the  Company's
             Registration  Statement  on  Form  S-1  dated  February  28,  1992,
             Registration No. 33-46082).

10.11+  -    Development Drilling Program Agreement dated August 1,  1989, among
             Parker & Parsley, Ltd., Parker & Parsley Development Partners L.P., certain key employees of Parker & Parsley, Ltd. (which includes individuals who are directors and executive officers of the Company) and related persons, P&P Employees 89-A GP, Parker &
             Parsley 89-A GP, and Parker & Parsley  89-A, L.P.,  together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.56 to the Company's Registration Statement on Form S-4 dated December 31,
             1990, Registration No. 33-38436).

10.12+  -    Amendment to Development Drilling Program Agreement, dated February
             19, 1991, amending the Development Drilling Program Agreement included as Exhibit 10.11, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document
             (incorporated  by  reference  to  Exhibit  10.66  to  the Company's
             Registration  Statement  on  Form  S-1  dated  February  28,  1992,
             Registration No. 33-46082).

10.13+  -    Amendment to Agreement of Partnership of P&P Employees 90 Spraberry
             Private Development GP,  dated April 22,  1991,  among the Partners
             (as defined therein, which includes individuals who are directors and executive officers of the Company ) (incorporated by reference to Exhibit 10.67 to the Company's Registration Statement on Form
             S-1 dated February 28, 1992, Registration No. 33-46082).

Exhibit
Number                              Description

10.14+  -    Agreement of Limited  Partnership of  Parker & Parsley  1992 Direct
             Investment Program, Ltd., dated as of July 24, 1992, among Parker &
             Parsley  Development  Company,   as managing  general partner,  and
             certain key employees of the Company (including individuals who are directors and executive officers of the Company), as non-managing general partners and limited partners (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10695).

10.15+  -    Agreement of Limited  Partnership  of  Parker & Parsley 1993 Direct
             Investment Program, Ltd., dated as of January 1, 1993, among Parker
             & Parsley Development Company, as managing general partner, and certain key employees of the Company (including individuals who are directors and executive officers of the Company), as non-managing general partners and limited partners (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10695).

10.16+  -    Agreement of  Limited  Partnership of  Parker & Parsley 1994 Direct
             Investment Program, Ltd., dated as of January 1, 1994, among Parker
             & Parsley Development Company, as managing general partner, and certain key employees of the Company (including individuals who are directors and executive officers of the Company), as non-managing general partners and limited partners (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10695).

10.17+  -    Forms of Stock Acquisition Loan Agreements  entered into as of June
             15,  1995,  between  the  Company  and  the  officers identified on
             Schedule I thereto, providing for the Company's loans to such officers of the amounts respectively identified on Schedule I thereto, for the purpose of acquiring the Company's Common Stock, par value $0.01 per share (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, Commission File No. 1-10695).

10.18+  -    Severance Agreement dated as of January 1, 1996 between the Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements between the Company and each of the other Named Executive Officers identified on Schedule I for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances
             (incorporated by reference  to the  Company's Annual Report on Form
             10-K  for  the year  ended December  31,  1995, Commission File No.
             1-10695).

10.19+  -    Omnibus Amendment to Nonstatutory Stock Option Agreements, included as part of the Long-term Incentive Plan,  dated as of  November 16,
             1995,  between the Company and  Named Executive Officers identified on  Schedule I  setting forth  additional  details  relating to the
             Long-term  Incentive   Plan   (incorporated  by  reference  to  the
             Company's  Annual  Report on Form 10-K  for the year ended December
             31, 1995, Commission File No. 1-10695).

10.20+  -    Parker & Parsley  Petroleum Company  Annual Bonus  Program  for Key
             Employees  dated  July  13,  1992  (incorporated  by  reference  to
             Exhibit 4.1 to the Company's Registration  Statement  on Form  S-8,
             Registration No. 33-49612).

10.21+  -    Registration of  additional shares under Parker & Parsley Petroleum
             Company's   Long-term   Incentive  Plan   dated   April  14,   1992
             (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-47168).

10.22+  -    Parker & Parsley  Petroleum Company  Non-Employee  Director  Equity
             Compensation Plan dated May 26,  1994 (incorporated by reference to
             Exhibit  4.4  to the Company's  Registration Statement on Form S-8,
             Registration No. 33-79480).

Exhibit
Number                              Description

10.23P  -    Credit  Facility  Agreement,  dated as of  July  31,  1996, between
             Parker & Parsley Petroleum  Company as  Borrower and NationsBank of
             Texas,   N.A.,   as   Administrative   Agent,   and  CIBC  Inc.  as
             Documentation Agent, and Bank of America National Trust and Savings
             Association, The Chase Manhattan Bank, First Union National Bank of
             North Carolina, Morgan Guaranty Trust Company of New York and Wells
             Fargo Bank, N.A., as Co-Agents and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly  Report  on Form 10-Q  for the period ended September 30,
             1996, Commission File No.1 -10695).

 21.1*  -    Subsidiaries of the registrant.

 23.1*  -    Consent of KPMG Peat Marwick LLP

 23.2*  -    Consent of Netherland, Sewell & Associates, Inc.

---------------

*   Filed herewith
+   Executive Compensation Plan or Arrangement previously filed pursuant to Item
      14(c).
P   In  accordance with  Rule 202  of Regulation S-T,  this Exhibit was filed in paper pursuant to a continuing hardship exemption.

Reports on Form 8-K

       No current report on Form 8-K was filed by the Company during the fourth quarter of 1996.

Exhibits

       The exhibits to this Report required to be filed pursuant to Item 14(c) are listed under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Listing of Financial Statements and Exhibits - Exhibits" above and in the "Index to Exhibits" attached hereto.

Financial Statement Schedules

       No financial statement schedules are required to be filed as part of this Report or are inapplicable.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PARKER & PARSLEY PETROLEUM COMPANY


Date:  March 10, 1997               By:               /s/ Scott D. Sheffield
                                          ----------------------------------
                                               Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                        Date
        ---------                        -----                        ----

/s/ Scott D. Sheffield        Chairman of the Board, President,   March 10, 1997
---------------------------     Chief Executive Officer and
Scott D. Sheffield              Director (principal executive
                                officer)

/s/ Mel Fischer               Executive Vice President and        March 10, 1997
---------------------------      Director
Mel Fischer


/s/ R. Hartwell Gardner       Director                            March 10, 1997
---------------------------
R. Hartwell Gardner


/s/ James L. Houghton         Director                            March 10, 1997
---------------------------
James L. Houghton


/s/ Jerry P. Jones            Director                            March 10, 1997
---------------------------
Jerry P. Jones


/s/ Charles E. Ramsey, Jr.    Director                            March 10, 1997
---------------------------
Charles E. Ramsey, Jr.


/s/ Arthur L. Smith           Director                            March 10, 1997
---------------------------
Arthur L. Smith


/s/ Edward O. Vetter          Director                            March 10, 1997
---------------------------
Edward O. Vetter


/s/ Michael D. Wortley        Director                            March 10, 1997
---------------------------
Michael D. Wortley


/s/ Steven L. Beal            Senior Vice President and           March 10, 1997
---------------------------        Chief Financial Officer
Steven L. Beal                     (principal financial and
                                   accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number                          Description                              Page

  2.1   -   Agreement of Sale and Purchase dated June 6, 1994,  between the Company and PG&E Resources Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 6, 1994, Commission File No. 1-10695).

  2.2   -   Offer by Parker & Parsley Petroleum  Australia  Pty Limited
            to Acquire all of the Ordinary Shares in Bridge Oil Limited
            (incorporated  by reference to Exhibit 2.2 to the Company's
            Current Report on Form 8-K  dated June 6,  1994, Commission
            File No. 1-10695).

  3.1   -   Restated  Certificate  of  Incorporation   of  the  Company
            (incorporated  by reference to Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 dated December 31, 1990,
            Registration No. 33-38436).

  3.2   -   Restated  By-laws of the Company (incorporated by reference to Exhibit 3.2  to the  Company's Registration Statement on
            Form S-4  dated  December 31,  1990, Registration Statement
            No. 33-38436).

  4.1   -   Form  of  Certificate of  Common Stock,  par value $.01 per share, of the Company (incorporated by reference to Exhibit
            4.2 to the Company's Registration Statement on Form S-4 dated December 31, 1990, Registration No. 33-38436).

  4.2   -   Rights Agreement of the Company  (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 19, 1991, Commission File No. 1-10695).

  4.3   -   First  Amendment to Rights Agreement of the Company,  dated as of March 18, 1994 (incorporated by  reference to Exhibit
            4.4A to the Company's Registration Statement on Form S-3 dated June 24, 1994, Registration No. 33-79920).

  4.4   -   Certificate   of   Designations  of  Series  A  Convertible
            Preferred  Stock  of the  Company,  dated  March  24,  1994
            (incorporated by reference to Exhibit 4.4B to the Company's
            Registration  Statement  on Form S-3 dated  June 24,  1994,
            Registration No. 33-79920).

  --    -   Indentures  relating  to  $50,000,000  principal  amount of
            8-1/2%  Convertible  Subordinated Debentures  due  2005  of
            Dorchester  Master Limited  Partnership ($3,762,000 million principal amount  of  which were  outstanding  and  held by
            nonaffiliates  at  December  31,  1996)  and   $100,000,000
            principal amount of 9-1/2% Senior Notes  due 2000 of Bridge
            Oil  (U.S.A.)  Inc.  ($2,063,000  principal amount of which were outstanding  at December 31,  1996)  have been omitted
            pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.   The
            Company hereby agrees to furnish a copy of such indenture to the Securities and Exchange Commission upon request.

  --    -   Indenture  (the   "Indenture")  relating   to   $150,000,000
            principal amount of 8-7/8% Senior Notes Due 2005 of the Company and to $150,000,000 principal amount of 8-1/4%
            Senior Notes Due 2007 of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 12, 1995, Commission File No. 1-10695).

Exhibit
Number                              Description                          Page

  --    -   Form of 8-7/8% Senior Notes Due 2005 dated as  of April  12,
            1995, in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated April 12, 1995, establishing the terms of the 8-7/8% Senior Notes Due 2005 pursuant to the Indenture (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, Commission File No.
            1-10695).

  --    -   Form of  8-1/4% Senior Notes Due 2007 dated as of August 22,
            1995, in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated August 22, 1995, establishing the terms of the 8-1/4% Senior Notes Due 2007 pursuant to the Indenture (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated August 17, 1995, Commission File No. 1-10695).

10.1+   -   Parker & Parsley  Petroleum Company Long-term Incentive Plan dated February 19, 1991 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
            S-8, Registration No. 33-38971).

10.2+   -   First  Amendment  to the  Parker & Parsley Petroleum Company
            Long-term Incentive Plan dated August 23, 1991 (incorporated by reference to Exhibit 10.2 to the Company's Registration
            Statement on Form S-1 dated February 28, 1992,  Registration
            No. 33-46082).

10.3+   -   Amended and Restated Indemnification Agreement,  dated as of
            February  15,  1995,   between  the  Company  and  Scott  D.
            Sheffield,    together    with   a   schedule    identifying
            substantially identical agreements between the Company and each of the Company's other directors and Named Executive
            Officers and setting forth the material details in which those agreements differ from the Amended and Restated
            Indemnification Agreement filed (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No.
            1-10695).

10.4+   -   Agreement  of  Partnership of P&P Employees 89-B Conv., L.P.
            (formerly  P&P Employees 89-B GP),  dated October 31,  1989, among Parker & Parsley,  Ltd. and the Investor Partners  (as
            defined  therein,   which  includes  individuals   who   are
            directors  and  executive officers of the Company), together
            with  a   schedule   identifying   substantially   identical
            documents  and  setting forth  the material details in which
            those  documents  differ   from   the   foregoing   document
            (incorporated by reference to Exhibit 10.50 to the Company's
            Registration Statement on Form S-4 dated December 31,  1990,
            Registration No. 33-38436).

10.5+   -   Amendment to  Agreement of Partnership of P&P Employees 89-B
            GP, dated May 31, 1990, among Parker & Parsley, Ltd. and the
            Investor  Partners  (as  defined  therein,   which  includes
            individuals who are directors and executive officers of the Company), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document
            (incorporated by reference to Exhibit 10.51 to the Company's
            Registration Statement on Form S-4 dated December 31,  1990,
            Registration No. 33-38436).

Exhibit
Number                                  Description                      Page

10.6+   -   Schedule  identifying   additional  documents  substantially
            identical to the Amendment to Agreement of Partnership of P&P Employees 89-B GP included as Exhibit 10.5 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit
            10.52 to the Company's Registration Statement on Form S-1 dated February 28, 1992, Registration No. 33-46082).

10.7+   -   Agreement  of  Partnership  of  P&P  Employees  90 Spraberry
            Private Development GP, dated October 16, 1990, among Parker
            & Parsley,  Ltd.,  James D. Moring, and the General Partners
            (as defined therein,  which  includes  individuals  who  are directors  and  executive officers of the Company), and form of Amendment to Agreement of Partnership of P&P Employees 90
            Spraberry Private  Development GP,  together with a schedule identifying  substantially  identical  documents and setting forth the material details in which  those documents  differ from  the  foregoing document  (incorporated by reference to
            Exhibit  10.52 to the  Company's  Registration  Statement on
            Form  S-4   dated  December  31,   1990,   Registration  No.
            33-38436).

10.8+   -   Amendment  to  Agreement  of Partnership of Parker & Parsley
            90-A  GP,  dated  February 19, 1991,  among Parker & Parsley
            Development  Company and  the Investor Partners  (as defined therein, which  includes individuals  who are  directors and executive officers of the Company), together with a schedule identifying  substantially  identical documents  and setting forth the  material  details in which those documents differ from  the foregoing document  (incorporated  by reference to
            Exhibit  10.58  to  the  Company's Registration Statement on
            Form   S-1  dated  February   28,  1992,   Registration   No.
            33-46082).

10.9+   -   Agreement  of  Partnership  of P&P Employees 91-A, GP, dated
            September 30,  1991,  among  Parker  &  Parsley  Development
            Company,  James D.  Moring  and  the  General  Partners  (as
            defined   therein,   which  includes  individuals   who  are
            directors and  executive officers of the Company),  together
            with  a   schedule   identifying   substantially   identical
            documents and  setting  forth  the material details in which
            those  documents   differ   from   the   foregoing  document
            (incorporated by reference to Exhibit 10.61 to the Company's
            Registration Statement on Form S-1 dated February 28,  1992,
            Registration No. 33-46082).

10.10+  -   Development Drilling  Program  Agreement of Parker & Parsley
            91-A Development Drilling Program, dated September 30, 1991, among Parker & Parsley Development Company, the P&P Employee
            Participants (as defined therein, which includes individuals who are  directors and  executive officers  of the Company),
            P&P Employees 91-A,  GP,  and  Parker & Parsley 91-A,  L.P.,
            together with a schedule identifying substantially identical documents  and  setting forth  the material details in which
            those  documents   differ  from   the   foregoing   document
            (incorporated by reference to Exhibit 10.63 to the Company's
            Registration Statement on Form S-1 dated February 28,  1992,
            Registration No. 33-46082).

Exhibit
Number                           Description                              Page


10.11+  -   Development Drilling Program Agreement dated August 1, 1989, among Parker & Parsley,  Ltd.,  Parker & Parsley Development
            Partners  L.P.,  certain  key employees of Parker & Parsley,
            Ltd. (which includes individuals who are directors and executive officers of the Company) and related persons, P&P
            Employees  89-A GP,  Parker & Parsley  89-A GP, and Parker &
            Parsley 89-A, L.P., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit
            10.56 to the Company's Registration Statement on Form S-4 dated December 31, 1990, Registration No. 33-38436).

10.12+  -   Amendment to Development Drilling  Program Agreement,  dated
            February 19, 1991, amending the Development Drilling Program
            Agreement  included  as  Exhibit  10.11,   together  with  a
            schedule  identifying  substantially identical documents and setting forth the material details in which  those documents
            differ  from  the  foregoing   document   (incorporated   by
            reference  to  Exhibit 10.66  to the  Company's Registration
            Statement on Form S-1 dated February 28, 1992,  Registration
            No. 33-46082).

10.13+  -   Amendment  to Agreement of Partnership  of P&P  Employees 90
            Spraberry Private Development GP, dated Apri l 22, 1991, among the Partners (as defined therein, which includes individuals who are directors and executive officers of the Company) (incorporated by reference to Exhibit 10.67 to the Company's Registration Statement on Form S-1 dated February
            28, 1992, Registration No. 33-46082).

10.14+  -   Agreement  of  Limited  Partnership of Parker & Parsley 1992
            Direct Investment Program, Ltd., dated as of July 24, 1992, among Parker & Parsley Development Company, as managing general partner, and certain key employees of the Company
            (including individuals who are directors and executive officers of the Company), as non-managing general partners and limited partners (incorporated by reference to Exhibit
            10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10695).

10.15+  -   Agreement of Limited  Partnership of  Parker & Parsley  1993
            Direct  Investment  Program,  Ltd.,  dated  as of January 1,
            1993,   among  Parker  &  Parsley  Development  Company,  as
            managing general partner,  and certain  key employees of the
            Company   (including   individuals  who  are  directors  and
            executive officers of the Company), as non-managing general partners and limited partners (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No.
            1-10695).

10.16+  -   Agreement  of  Limited  Partnership of Parker & Parsley 1994
            Direct Investment  Program,  Ltd.,  dated  as of  January 1,
            1994,   among  Parker  &  Parsley  Development  Company,  as
            managing general partner,  and certain  key employees of the
            Company   (including   individuals  who  are  directors  and
            executive officers of the Company), as non-managing general partners and limited partners (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No.
            1-10695).

Exhibit
Number                              Description                         Page

10.17+  -   Forms of Stock Acquisition Loan Agreements entered into as of  June  15,  1995,  between the Company and the officers identified  on  Schedule  I  thereto,  providing  for  the
            Company's  loans  to   such  officers   of   the   amounts
            respectively identified on Schedule I thereto, for the purpose of acquiring the Company's Common Stock, par value
            $0.01 per share (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, Commission File No. 1-10695).

10.18+  -   Severance  Agreement  dated as of January 1,  1996 between the  Company  and  Scott D.  Sheffield,  together  with  a schedule  identifying substantially  identical  agreements between the Company  and each of the other Named Executive
            Officers  identified on  Schedule I  for  the  purpose  of
            defining  the  payment  of  certain   benefits   upon  the
            termination of the officer's employment under certain circumstances (incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended December 31,
            1995, Commission File No. 1-10695).

10.19+  -   Omnibus Amendment to Nonstatutory Stock Option Agreements,
            included as part of the Long-term Incentive Plan, dated as of November 16, 1995, between the Company and Named
            Executive Officers identified on Schedule I setting forth additional details relating to the Long-term Incentive
            Plan  (incorporated  by reference  to the Company's Annual
            Report on Form 10-K for the year ended December 31,  1995,
            Commission File No. 1-10695).

10.20+  -   Parker & Parsley  Petroleum  Company  Annual Bonus Program
            for Key Employees dated July 13, 1992 (incorporated by reference to Exhibit 4.1 to the Company's Registration
            Statement on Form S-8, Registration No. 33-49612).

10.21+  -   Registration  of additional  shares under Parker & Parsley
            Petroleum  Company's  Long-term Incentive Plan dated April
            14,  1992  (incorporated by  reference  to  the  Company's
            Registration  Statement  on  Form  S-8,  Registration  No.
            33-47168).

10.22+  -   Parker & Parsley  Petroleum  Company Non-Employee Director
            Equity Compensation Plan dated May 26, 1994 (incorporated by reference to Exhibit 4.4 to the Company's Registration
            Statement on Form S-8, Registration No. 33-79480).

10.23P  -   Credit  Facility  Agreement,  dated  as of  July 31, 1996, between Parker & Parsley Petroleum Company as Borrower and
            NationsBank  of Texas, N.A.,  as Administrative Agent, and
            CIBC  Inc.  as  Documentation  Agent,  and Bank of America
            National  Trust  and   Savings   Association,   The  Chase
            Manhattan  Bank,   First  Union  National  Bank  of  North
            Carolina,  Morgan Guaranty  Trust  Company of New York and
            Wells Fargo Bank. N.A., as Co-Agents and the other lenders signatory thereto (incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File
            No.1 -10695).

Exhibit
Number                             Description                           Page

21.1*   -   Subsidiaries of the registrant                                73

23.1*   -   Consent of KPMG Peat Marwick LLP                              75

23.2*   -   Consent of Netherland, Sewell & Associates, Inc.              76

---------------

*    Filed herewith
+    Executive Compensation Plan or Arrangement filed herewith pursuant to Item 14(c).
P    In accordance with  Rule 202  of Regulation S-T,  this Exhibit was filed in paper pursuant to a continuing hardship exemption.


Reports on Form 8-K

       No current report on Form 8-K was filed by the Company during the fourth quarter of 1996.

Exhibits

       The exhibits to this Report required to be filed pursuant to Item 14(c) are listed under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Listing of Financial Statements and Exhibits - Exhibits" above and in the "Index to Exhibits" attached hereto.

Financial Statement Schedules

       No financial statement schedules are required to be filed as part of this Report or are inapplicable.