Form 10-K405/A
period 1996-12-31
PARKER & PARSLEY PETROLEUM CO
filed 1997-04-04
CIK 355690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by
  non-affiliates of the Registrant as of February 3, 1997...... $1,174,357,828

Number of shares of Common Stock outstanding as of
  February 3, 1997.............................................     35,085,247


                               Page 1 of 15 pages.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Board of Directors consists of two persons who are employees of the Company and seven who are outside directors. The directors and executive officers of the Company, and their ages at March 31, 1997, are:

     Name                 Age                  Position
     ----                 ---                  --------
Scott D. Sheffield......  44   Chairman of the Board, President, Chief Executive
                                Officer, and Director
Mel Fischer.............  63   Director, Executive Vice President - World Wide
                                Exploration
R. Hartwell Gardner.....  62   Director
James L. Houghton.......  66   Director
Jerry P. Jones..........  65   Director
Charles E. Ramsey, Jr...  60   Director
Arthur L. Smith.........  44   Director
Edward O. Vetter........  76   Director
Michael D. Wortley......  49   Director
Timothy A. Leach........  37   Executive Vice President - Engineering
Steven L. Beal..........  38   Senior Vice President, Chief Financial Officer
                                and Treasurer
Mark L. Withrow.........  49   Senior Vice President, General Counsel and
                                Secretary
David A. Chroback.......  41   Senior Vice President - Geology
Timothy L. Dove.........  40   Senior Vice President - Business Development
Lon C. Kile.............  41   Senior Vice President - Investor Relations

         The Company has classified its Board of Directors into three classes. Directors in each class are elected to serve for three-year terms and until their successors are elected and qualified. Each year, the directors of one class stand for election as their terms of office expire. Messrs. Fischer, Smith and Vetter are designated as Class I directors, and their terms of office expire at the annual meeting of stockholders in 1998. Messrs. Gardner, Jones and Ramsey are designated as Class II directors, and their terms of office expire at the annual meeting of stockholders in 1999. Messrs. Sheffield, Houghton and Wortley are Class III directors, and their terms of office expire at the annual meeting of stockholders in 1997.

         Executive officers serve at the discretion of the Board of Directors.

         Set forth below is biographical information about each of the Company's directors and executive officers.

         Scott D. Sheffield. Mr. Sheffield, a graduate of the University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield was the sole director of the Company from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of the

Company, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President
- Engineering of PPDC from September 1981 until April 1985, when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

         Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, was elected a director of the Company in November 1995. Before joining the Company as a director, Mr. Fischer worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962 and retiring from the position of President, Occidental International Exploration and Production Company, in March 1994. For the 10 years before becoming President of Occidental International, Mr. Fischer held the position of Executive Vice President - World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the state of California, a member of the American Association of Petroleum Geologists, and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah. Effective February 1, 1997, Mr. Fischer

expanded his duties with Parker & Parsley Petroleum Company when he was appointed to serve as Executive Vice President - World Wide Exploration for the Company.

         R. Hartwell Gardner. Mr. Gardner, elected a director of the Company in November 1995, graduated from Colgate University with a Bachelor of Arts degree in Economics and then earned a Masters degree in Business Administration from Harvard University. Until October 1, 1995, Mr. Gardner was the Treasurer of Mobil Oil Corporation and Mobil Corporation from 1974 and 1976 respectively. Mr. Gardner is a member of the Financial Executives Institute of which he served as Chairman in 1986/1987 and is a Director of Oil Investment Corporation Ltd. and Oil Casualty Investment Corporation Ltd., Pembroke, Bermuda.

         James L. Houghton. Mr. Houghton is a certified public accountant and a graduate of Kansas University with a Bachelor of Science degree in Accounting, as well as a Bachelor of Law degree. Mr. Houghton was elected a director of the Company in October 1991. Until October 1, 1991, Mr. Houghton was the lead oil and gas tax specialist for the accounting firm of Ernst & Young, was a member of Ernst & Young's National Energy Group, and had served as the Southwest Regional Director of Tax. Mr. Houghton is a member of the American Institute of Certified Public Accountants, a member of the Oklahoma Society of Certified Public Accountants and a former Chairman of its Federal and Oklahoma Taxation Committee and past President of the Oklahoma Institute on Taxation. He has also served as a Director for the Independent Petroleum Association of America and as a member of its Tax Committee. He is a former coordinator for the International Society of the Energy Advocates and was previously the Editor of Commerce Clearing House's Ernst & Young's Oil and Gas Federal Income Taxation and Matthew Bender's Taxation of Mining Operations. Mr. Houghton is currently a member of the Board of Advisors for the Natural Resources Tax Review and an editor of Foundation
Press' The Federal Income Taxation of Oil and Gas and Natural Resources Transactions. Since 1990, Mr. Houghton has served as trustee of the J.E. and L.E. Mabee Foundation, Inc.

         Jerry P. Jones. Mr. Jones earned a Bachelor of Science degree from West Texas State College in 1953 and a Bachelor of Law degree from the University of Texas School of Law in 1959. Elected a director of the Company in May 1991, Mr. Jones has been an attorney with the law firm of Thompson & Knight, P.C., Dallas, Texas, since September 1959 and is a shareholder in the firm. He has served on its Management Committee for a number of years and was chairman of the litigation section for several years. He has specialized in civil litigation, particularly in the area of energy disputes. Mr. Jones is a member of the American College of Trial Lawyers, a qualified mediator, a member of the Advisory Board of the International Mediation Center, Dallas, Texas, and is a co-founder and member of Lawyers Concerned for Lawyers and Texas Lawyers Concerned for Lawyers.

         Charles E. Ramsey, Jr. Mr. Ramsey is a graduate of the Colorado School of Mines with a Petroleum Engineering degree and a graduate of the Smaller Company Management program at the Harvard Graduate School of Business Administration. In October 1991, Mr. Ramsey was elected a director of the Company and began operating an independent management and financial consulting firm. From June 1958 until June 1986, Mr. Ramsey held various engineering and management positions in the oil and gas industry, and for six years before October 1, 1991, was a Senior Vice President in the Corporate Finance Department of Dean Witter Reynolds Inc. (Dallas, Texas office). His industry experience includes 12 years of senior management experience in the positions of President, Chief Executive Officer and Executive Vice President of May Petroleum Inc. Mr. Ramsey is also a former director of MBank Dallas, the Dallas Petroleum Club and Lear Petroleum Corporation.

         Arthur L. Smith. Mr. Smith has a Bachelor of Arts degree from Duke University, and is a graduate of New York University's Stern School of Business with a Masters of Business Administration degree in Economics. Mr. Smith, who has been serving as a director of the Company since August 1991, is Chairman and Chief Executive Officer of John S. Herold, Inc., a petroleum research and consulting firm based in Stamford, Connecticut. Mr. Smith acquired control of John S. Herold, Inc. in 1984 after nine years on Wall Street in institutional equity research and corporate finance with Oppenheimer and Company, Inc., The First Boston Corporation, and Argus Research Corp. From 1988 to 1993, he served on the Board of Directors of the New York Society of Security Analysts. Mr. Smith holds the Chartered Financial Analyst (CFA) designation.

         Edward O. Vetter. Mr. Vetter is a graduate of the Massachusetts Institute of Technology. Mr. Vetter, who has been serving as a director of the Company since February 1992, has in the past served as director of AMR Corporation, American Airlines, Inc., Cabot Corporation, The Western Company of North America and Champion International Corporation. Since 1977, Mr. Vetter has been President of Edward O. Vetter & Associates, a management consulting firm in Dallas, Texas. Mr. Vetter was the Energy Advisor to the Governor of Texas from 1979 to 1983 and was a Presidential appointee to the U.S. Competitiveness Policy Council. He is a life trustee of the Massachusetts Institute of Technology and a former member of the National Petroleum Council.

         Michael D. Wortley. Mr. Wortley, a graduate of Southern Methodist University with a Bachelor of Arts degree in Political Science, the University of North Carolina at Chapel Hill with a Masters degree in Regional Planning, and

Southern Methodist University with a Juris Doctorate degree, became a director of the Company in April 1991. Mr. Wortley, a partner with the law firm of Vinson & Elkins L.L.P. (Dallas, Texas office), specializes in acquisitions and securities matters and serves as the co-head of the Corporate Finance and Securities Section of the firm. He served on the Board of Directors of Johnson & Wortley, P.C., from May 1994 until December 1994 and from April 1990 to May 1993, as President and Chairman of the Board from November 1991 to May 1993 and as the Managing Director from February 1992 to May 1993.

         Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Masters of Business Administration degree, was elected Executive Vice President - Engineering of the Company in March 1995. Mr. Leach had been serving as Senior Vice President - Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach joined PPDC as Vice President - Engineering in September 1989. Before joining PPDC, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

         Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance in January 1995 and Chief Financial Officer in March 1995. Mr. Beal has been the Company's Chief Accounting Officer since November 1992 and has been the Company's Treasurer since October 1990. Mr. Beal joined PPDC as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Before joining PPDC, Mr. Beal was employed as an audit manager for Price Waterhouse.

         Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from January 1991 to January 1995, when he was appointed Senior Vice President, General Counsel. He has been the Company's Secretary since August 1992. Mr. Withrow joined PPDC in January 1991. Before joining PPDC, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

         David A. Chroback. Mr. Chroback, a graduate of Hanover College with a Bachelor of Science degree in Geology, and a graduate of Southern Illinois University at Carbondale with a Master of Science degree in Geology, was elected Senior Vice President - Geology of the Company in October 1996. He had served as Vice President - Geology of the Company since February 1993. Mr. Chroback has been the Geological Manager since June 1992, and prior to that has been a Senior Geologist with the Company since January 1988. Before joining the Company, he was a project geologist with Indian Wells Oil Company. Mr. Chroback was previously employed by Amoco Production Company as a petroleum geologist from 1980 through 1984.

         Timothy L. Dove. Mr. Dove joined the Company in May 1994 as Vice President - International and was promoted to Senior Vice President - Business Development in October 1996. Prior to joining the Company, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing, and planning and development. Mr. Dove earned a Bachelor of Science degree in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his Masters of Business Administration in 1981 from the University of Chicago.

         Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a Bachelor of Business Administration degree in Accounting, joined the Company in 1985 and was recently promoted to Senior Vice President - Investor Relations in October 1996. Previously, he was Vice President and Manager of the Mid-Continent Division. Prior to that he held the positions of Vice President - Equity Finance & Analysis and Vice President - Marketing and Program Administration. Prior to joining the Company, he was employed as Supervisor - Senior, Audit, in charge of the Company's audit, with Ernst & Young.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Directors

         General. As compensation for services as a director, each non-employee director receives an annual retainer fee, which is paid 50% in cash and 50% in the form of Company common stock. See "Equity Compensation Plan" below. The amount of the annual retainer fee for 1996 was $40,000, and the amount of the annual retainer fee for 1997 is also $40,000. In addition, each non-employee director is reimbursed for travel expenses incurred in connection with attending meetings of the Board of Directors or its committees and an additional $2,500 for services as chairman of a committee. No additional fees are paid for attending board or committee meetings. Executive officers of the Company who serve as directors do not receive additional compensation for serving on the Board of Directors.

         A non-employee director may elect, before the beginning of a year, to defer payment of all or portion of his cash compensation for that year until a later year or until his termination of services as a director. Deferred compensation accrues interest (compounded quarterly) at the prime rate in effect from time to time at the Company's primary lending institution. Accrued interest is payable at the time the deferred compensation is payable. A director's deferred compensation and accrued interest become immediately payable upon his termination of services as a director of the Company or upon the occurrence of a change in control of the Company. In addition, a director who suffers a financial or personal hardship or other emergency circumstances may request the Company to accelerate the payment of his deferred compensation. The decision whether to permit acceleration will be made by the Company's Board of Directors, acting on a majority vote of all directors other than the director making the request.

         Under the Company's Long-term Incentive Plan, each non-employee director is eligible to receive $125,000 of Company common stock at the time he begins to serve as a director. The price used to calculate the number of shares to be awarded is the average trading price of the Company's common stock during the 60 days immediately preceding the award. The shares awarded are subject to vesting and transfer restrictions that lapse with respect to one-third of the shares six months after the award, another one-third of the shares one year after the award and the remaining one-third of the shares two years after the award. The vesting of ownership and the lapse of the transfer restrictions may be accelerated in the event of the death, disability or retirement of the director or a change in control of the Company. The Long-term Incentive Plan requires each non-employee director to make an election under the Internal Revenue Code to include the value of the stock in his income in the year of grant and provides for a cash award to the non-employee director in an amount sufficient to pay the federal income taxes due with respect to the award and such cash payment.

         Equity Compensation Plan. Under the Parker & Parsley Petroleum Company Non-Employee Director Equity Compensation Plan (the "Director Plan"), which the Company's stockholders adopted in 1994, each non-employee director automatically receives 50% of the amount of the annual retainer fee in the form of Company common stock. Pursuant to the Director Plan, on the last business day of the month in which the annual meeting of the stockholders of the Company is held, each non-employee director will automatically receive an award of Company common stock equal to 50% of the then current annual retainer fee. The number of shares included in each such award is determined by dividing 50% of the annual retainer fee by the closing sales price of the Company's common stock on the business day immediately preceding the date of the award. On May 31, 1996, each non-employee director (Mr. Fischer, Mr. Gardner, Mr. Houghton, Mr. Jones, Mr. Ramsey, Mr. Smith, Mr. Vetter and Mr. Wortley) received an award of 812 shares of the Company's common stock (which number was calculated by dividing $20,000 by $24.625, the closing sales price of the Company's common stock on May 30, 1996).

         When issued, the shares of Company common stock awarded pursuant to the Director Plan are subject to transfer restrictions that lapse on the first anniversary of the date of the award. In addition, if a non-employee director's services as a director of the Company are terminated for any reason before the next annual meeting of the Company's stockholders, a pro rata portion of the shares are forfeited based on the number of regularly scheduled meetings of the Board of Directors remaining to be held before the next annual meeting of the Company's stockholders.

Compensation of Executive Officers

         The compensation paid to the Company's executive officers is administered by the Compensation Committee of the Board of Directors and generally consists of base salaries, annual bonuses, awards made pursuant to the Company's Long-term Incentive Plan, contributions to the Company-sponsored 401(k) retirement plan, and miscellaneous perquisites. The following table summarizes the total compensation for 1996, 1995, and 1994 awarded to, earned by or paid to the following persons (the "Named Executive Officers").

                                          SUMMARY COMPENSATION TABLE (a)
                                    Annual Compensation         Long-term Compensation
                               ------------------------------   -----------------------
                                                                         Awards
                                                                -----------------------
                                                      Other                                  All
                                                      Annual    Restricted     Shares       Other
     Name and                                         Compen-     Stock      Underlying    Compen-
Principal Position     Year     Salary    Bonus(b)   sation(c)   Awards(d)     Options    sation(e)
------------------     ----    --------   --------   --------   ----------   ----------   ---------
Scott D. Sheffield     1996    $390,000   $375,375   $ 47,770    $    -       $ 70,000    $  87,990
Chairman of the        1995     321,094        -       12,592         -         56,232        8,260
Board, President,      1994     330,000    165,000     69,636       6,581          -          8,260
and Chief
Executive Officer

Timothy A. Leach       1996     200,000    157,500     38,516      59,500       31,000       49,519
Executive Vice         1995     171,925        -        8,992         -         31,824        6,930
President              1994     120,000     84,000     33,409       1,763          -          6,930

Steven L. Beal         1996     175,000    133,875     33,021      59,500       25,000       41,269
Sr. Vice President,    1995     147,364        -        7,192         -         28,324        6,631
Chief Financial        1994     100,000     70,000     27,068       1,681          -          4,500
Officer & Treasurer

Mark L. Withrow        1996     175,000    201,737     33,021      59,500       21,000       43,103
Sr. Vice President     1995     157,438        -        7,192         -         27,743        6,930
& General Counsel      1994     144,000     72,000     20,916       2,460          -          6,930

David A. Chroback      1996     175,000    133,875     32,870      59,500       21,000       41,077
Sr. Vice President     1995     143,125        -        6,740         -         27,493        6,441
                       1994     110,000     55,000     21,926       1,312          -          4,950

Timothy L. Dove        1996     160,609    190,080     30,842      59,500       21,000       38,834
Sr. Vice President     1995     133,583        -        6,934     199,988       15,000        6,011
                       1994(f)   84,359     40,833     20,916         -         12,000          -

(a) See "Compensation of Executive Officers - Employee Investment Partnerships" for information about Company-sponsored employee investment partnerships in which the Named Executive Officers invested their own funds.

(b) Represents the amount awarded under the Company's annual bonus program and bonus awards related to specific events in accordance with the Company's executive compensation program administered by the Compensation Committee of the Board of Directors. In 1994 the annual bonus was paid one-half in cash and one-half in restricted stock. In 1996, Mr. Sheffield received all of his bonus in cash, and all other Named Executive Officers received one-half of a previously established target level in restricted stock and the other one-half of target plus any excess above target in cash. The amounts shown in the Summary Compensation Table include both the cash and the value of restricted stock awards. The amount of cash and the number and value of shares of restricted stock awarded for each year under the annual bonus program are as follows:
                                                         Restricted Stock Award
                                                         ----------------------
                                                           Number     Value of
                                   Year    Cash Award    of Shares     Shares
                                   ----    ----------    ---------    --------
         Mr. Sheffield........     1996    $  375,375         -       $    -
                                   1995           -           -            -
                                   1994        82,500       3,529       82,500

         Mr. Leach............     1996       112,493       1,494       45,007
                                   1995           -           -            -
                                   1994        42,000       1,797       42,000

         Mr. Beal.............     1996        94,502       1,307       39,373
                                   1995           -           -            -
                                   1994        35,000       1,497       35,000

         Mr. Withrow..........     1996       102,377       1,307       39,373
                                   1995           -           -            -
                                   1994        36,000       1,540       36,000

         Mr. Chroback.........     1996        94,502       1,307       39,373
                                   1995           -           -            -
                                   1994        27,500       1,176       27,500

         Mr. Dove.............     1996        93,956       1,200       36,137
                                   1995           -           -            -
                                   1994        20,427         873       20,406

         The number of shares of the restricted stock awarded as annual bonuses was calculated using the last closing sales price of the Company's common stock before the time of the award ($30.125 for 1996 and $23.375 for 1994). Ownership of the restricted stock awarded in 1996 vests on August 13, 1997, and ownership of the restricted stock awarded in 1994 vested on March 31, 1995. Subject to accelerated lapse in certain circumstances, the transfer restrictions lapse on one-third of the shares on each of the first, second and third anniversaries of the date of grant (February 13, 1997, for 1996 awards and November 15, 1994, for 1994 awards). In 1996, Mr. Withrow and Mr. Dove each received restricted stock bonus awards of 2,436 shares valued at $59,987 on the date of grant in recognition of their critical role in the successful divestiture of the Company's Australasian assets. These shares vest on April 3, 1997, and transfer restrictions lapse one-third each year beginning April 3, 1997. Dividends are paid on the restricted stock at the same rate as they are paid on all other shares of common stock.

(c) Includes (i) cash payments to Mr. Sheffield equal to 50% of the federal income tax liability associated with the cash bonus received in lieu of restricted stock under the annual bonus program and cash payments to other Named Executive Officers for federal income tax liability associated with the receipt of restricted stock awards pursuant to the annual bonus program; (ii) cash payments for a portion of the federal income tax liability associated with the receipt of restricted stock pursuant to the Company's Performance Unit Program which was discontinued in 1995; and (iii) automobile allowances as shown below. Amounts not shown below represent miscellaneous perquisites.

                                     Federal Tax     Federal Tax
                                     Liability -     Liability -
                                       Annual        Performance     Automobile
                            Year    Bonus Program    Unit Program    Allowance
                            ----    -------------    ------------    ----------
         Mr. Sheffield      1996     $    35,178      $     -        $  10,200
                            1995             -              -           10,200
                            1994          54,087          2,957         10,200

         Mr. Leach          1996          29,524            -            6,600
                            1995             -              -            6,600
                            1994          23,625            792          6,600

         Mr. Beal           1996          25,829            -            4,800
                            1995             -              -            4,800
                            1994          19,121            755          4,800

         Mr. Withrow        1996          25,829            -            4,800
                            1995             -              -            4,800
                            1994          20,250          1,105          4,800

         Mr. Chroback       1996          25,829            -            4,800
                            1995             -              -            4,800
                            1994          15,186            -            4,800

         Mr. Dove           1996          23,706            -            4,800
                            1995             -              -            4,800
                            1994          17,227            -            2,800

(d) The restricted stock awarded in 1996 represents grants on November 19, 1996, to Messrs. Leach, Beal, Withrow, Chroback and Dove of 2,000 shares each of common stock with vesting restrictions that lapse November 19, 1999. The restricted stock awarded in 1995 to Mr. Dove represents a grant on June 1, 1995, of 10,389 shares of common stock with vesting restrictions that lapse June 1, 1998. The restricted stock awarded in 1994 represents partial settlement of Performance Units through grants of common stock on December 30, 1994, of 321 shares to Mr. Sheffield, 86 shares to Mr. Leach, 82 shares to Mr. Beal, 120 shares to Mr. Withrow and 64 shares to Mr. Chroback. Vesting of the shares was accelerated so that 50% of the shares vested on December 31, 1995, and the remaining 50% vested on December 31, 1996. The shares are subject to transfer restrictions that will lapse with respect to one-third of the shares at the end of 1998, one-third of the shares at the end of 1999 and one-third of the shares at the end of 2000. Dividends are paid on the restricted stock at the same rate as they are paid on all other shares of common stock.

         The values of the awards were calculated using the closing sales price of the Company's common stock of $29.75 on November 18, 1996, $19.25 on May 31, 1995, and $20.50 on December 30, 1994.

         The total number and value of all shares of restricted stock that each executive officer held on December 31, 1996, are as follows based on the closing sales that day of $36.75:

                                       Number of Shares            Value
                                       ----------------         -----------
               Mr. Sheffield                54,400              $ 1,999,200
               Mr. Leach                    16,969                  623,611
               Mr. Beal                     16,185                  594,799
               Mr. Withrow                  24,908                  915,369
               Mr. Chroback                 12,181                  447,652
               Mr. Dove                     15,116                  555,513

(e)      Includes (i) Company  contributions  under the  Company's  401(k) plan,
         (ii) 1996 Company contributions to the Company's deferred compensation retirement plan for executives, (iii) deemed payment of one-third of the principal and all accrued interest related to a 1995 stock acquisition loan program and (iv) $1,330 of premiums paid in each of 1996, 1995 and 1994 with respect to term life insurance policies for the benefit of Mr. Sheffield.

                                  401(k) Employer    Non-Qualified Savings Plan    Stock Acquisition
         Name             Year         Match               Employer Match            Loan Agreement
         ----             ----    ---------------    --------------------------    -----------------
         Mr. Sheffield    1996       $  6,750                $  29,250                  $ 50,660
                          1995          6,930                      -                         -
                          1994          6,930                      -                         -

         Mr. Leach        1996          7,500                   15,000                    27,019
                          1995          6,930                      -                         -
                          1994          6,930                      -                         -

         Mr. Beal         1996          7,688                    6,563                    27,019
                          1995          6,930                      -                         -
                          1994          6,930                      -                         -

         Mr. Withrow      1996          7,688                   13,125                    22,290
                          1995          6,631                      -                         -
                          1994          4,500                      -                         -

         Mr. Chroback     1996          7,688                   13,125                    20,264
                          1995          6,441                      -                         -
                          1994          4,950                      -                         -

         Mr. Dove         1996          7,875                   12,046                    18,913
                          1995          6,011                      -                         -
                          1994            -                        -                         -

(f)      Mr. Dove joined the Company as an employee on April 28, 1994.

         Stock Options. The Long-term Incentive Plan provides for employee awards in the form of stock options, stock appreciation rights, restricted stock, and Performance Units payable in stock or cash. The maximum number of shares of common stock that may be issued under the Long-term Incentive Plan is equal to 10% of the total shares of Company common stock outstanding from time to time. The Long-term Incentive Plan had 105,155 shares available for additional awards at December 31, 1996.

         The following table sets forth information about stock option grants made during 1996 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                             Individual Grants
                -------------------------------------
                               % of Total
                Number of        Options     Exercise
                 Securities    Granted to     or Base
                Underlying    Employees        Price
                  Options       in Fiscal   per Share   Expiration   Grant Date
    Name        Granted(a)         Year           (b)      Date       Value(c)
    ----        -----------   -----------   ---------   ----------   ----------
Mr. Sheffield      70,000        11.0%      $   29.75    11/19/01    $  707,700
Mr. Leach          31,000         4.9%          29.75    11/19/01       313,410
Mr. Beal           25,000         3.9%          29.75    11/19/01       252,750
Mr. Withrow        21,000         3.3%          29.75    11/19/01       212,310
Mr. Chroback       21,000         3.3%          29.75    11/19/01       212,310
Mr. Dove           21,000         3.3%          29.75    11/19/01       212,310

(a) Stock options were granted under the Long-term Incentive Plan. The options were granted on November 19, 1996, vest at the rate of one-third each year commencing on the first anniversary of the grant date, and have a term of five years. The Compensation Committee retains discretion, subject to plan limits, to modify the terms of the options and to reprice the options. In the event of a change in control as defined in the Long-term Incentive Plan, each holder of an option will immediately be granted corresponding stock appreciation rights and the options will immediately become fully vested and exercisable in full.

(b) The exercise price per share is equal to the closing price of the Company's common stock on the NYSE composite tape on the day before the date of grant.

(c) The estimated grant date value of the options is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options include the following:

         o     An interest rate of 6.18% which represents the interest rate on a
               U. S. Treasury security with a maturity date corresponding to the option term.

         o Volatility of 32.22% calculated using daily stock prices for the 120-day period prior to the grant date.

         o Dividends at the rate of $.10 per share representing the annualized dividends paid with respect to a share of common stock at the date of grant.

         No other adjustments were made to the model for non-transferability or risk of forfeiture. The ultimate values of the options will depend on the future market price of the Company's stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the company's common stock over the exercise price on the date the option is exercised.

         The following table sets forth, for each Named Executive Officer, information concerning the exercise of stock options during 1996 and the value of unexercised stock options as of December 31, 1996.

                    AGGREGATED EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTIONS VALUES

                                               Number of Securities          Value of Unexercised
                  Number of                    Underlying Unexercised        In-the-Money Options
                   Shares                    Options at Fiscal Year-End      at Fiscal Year-End(b)
                 Acquired on     Value       ---------------------------   --------------------------
                  Exercise     Realized(a)   Exercisable   Unexercisable   Exercisable  Unexercisable
                 -----------   -----------   -----------   -------------   -----------  -------------
 Mr. Sheffield      30,000     $  541,250       66,666        103,334      $ 1,474,988   $ 1,077,512
 Mr. Leach          16,666        300,898        9,500         50,000          167,438       551,875
 Mr. Beal           20,784        262,458          -           41,666              -         468,738
 Mr. Withrow        12,500        147,063        4,334         37,666           76,387       440,738
 Mr. Chroback        6,000        110,751       13,334         37,666          259,387       440,738
 Mr. Dove              -              -         13,000         35,000          187,125       372,750

(a) Amounts were calculated by multiplying the number of options exercised by the market price of the Company's common stock at the time of exercise minus the exercise price.

(b) Amounts were calculated by multiplying the number of unexercised options by the closing sales price of the Company's common stock on December 31, 1996 ($36.75) minus the exercise price.

         Retirement Plan. Effective January 1, 1996, the Compensation Committee approved a deferred compensation retirement plan for the executive officers of the Company. Each executive is allowed to contribute up to 25% of base salary. The Company provides a matching contribution of 100% of the employee's contribution limited to the first 10% of the executive's base salary. The Company matching contribution vests immediately.

         Employee Investment Partnerships. During 1994, the Company formed a Direct Investment Partnership to invest in all wells drilled by the Company during that year (except in certain circumstances where its participation would impose additional costs on the Company). The Company had also formed Direct Investment Partnerships in 1992 and 1993. No partnerships were formed in 1995 or 1996, and the Company does not expect to form any new partnerships in the future.
                                       14

         The 1994 Direct Investment Partnership was formed in January 1994 with ten employee participants. Mr. Chroback was the only Named Executive Officer who participated. The total initial capital contributions were approximately $144,000, with the employees contributing approximately $142,600 (99%) and the managing general partner contributing approximately $1,400 (1%). The partnership pays .34% of the costs and receives .34% of the revenues attributable to the Company's interest in the wells in which the partnership participates. Mr. Chroback contributed $11,167 and has received distributions of $9,184 since the partnership formation.

         The Direct Investment Partnership program replaced prior employee partnership programs that had been sponsored by the Company and its predecessors during 1987 through 1991. As of December 31, 1996, the aggregate contributions that have been made to those partnerships and the Direct Investment Partnerships by the Named Executive Officers and the aggregate distributions that have been received by the Named Executive Officers from those partnerships are as follows:
Mr. Sheffield contributed $643,334 and received $782,323 ($156,648 of which was received during 1996); Mr. Leach contributed $361,255 and received $394,798 ($75,397 of which was received during 1996); Mr. Withrow contributed $120,673 and received $91,716 ($21,330 of which was received during 1996); Mr. Beal contributed $169,573 and received $219,264 ($40,014 of which was received during 1996); and Mr. Chroback contributed $80,667 and received $77,858 ($16,654 of which was received during 1996).

         Severance Agreements. On January 1, 1996, the Company entered into severance agreements with its officers to replace their employment agreements that expired at the end of 1995. Salaries and bonuses are set by the Compensation Committee independent of these agreements, and the Compensation Committee can increase or reduce base salary at its discretion.

         Either the Company or the officer may terminate the officer's employment under the severance agreement at any time. The Company must pay the officer an amount equal to one year's base salary if the officer's employment is terminated because of death, disability, or normal retirement. The Company must pay the officer an amount equal to one year's base salary and continue health insurance for the officer's family for one year if the Company terminates the officer's employment without cause or if the officer terminates employment for good reason, which is when reductions in the officer's base annual salary exceed specified limits or when the officer's responsibilities have been significantly reduced. If within one year after a change of control of the Company, the Company terminates the officer without cause or if the officer terminates employment for good reason, the Company must pay the officer an amount equal to
2.99 times the sum of the officer's base salary plus target bonus for the year and continue health insurance for the officer's family for one year. If the officer terminates employment with the Company without reason between six months and one year after a change in control, or at any time within one year after a change in control if the officer is required to move, then the Company must pay the officer one year's base salary and continue health insurance for the officer's family for one year. Officers are also entitled to additional payments for certain tax liabilities that may apply to severance payments following a change of control.

         Indemnification Agreements

          The Company has entered into indemnification agreements with each of its directors and officers, including the Named Executive Officers. Those agreements require the Company to indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law and to advance expenses in connection with certain claims against directors and officers. The Company expects to enter into similar agreements with persons selected to be directors and officers in the future. Each indemnification agreement also provides that, upon a potential change in control of the Company and if the indemnified director or officer so requests, the Company will create a trust for the benefit of the indemnified director or officer in an amount sufficient to satisfy payment of all liabilities and suits against which the Company has indemnified the director or officer.

         Compensation Committee Interlocks and Insider Participation

         Mr. Fischer, Mr. Ramsey (Chairman), Mr. Smith, and Mr. Wortley served as members of the Compensation Committee of the Company's Board of Directors during 1996. None of them was an officer or employee, or former officer or employee, of the Company during 1996. Mr. Fischer was employed by the Company on February 1, 1997, and resigned from the Compensation Committee that day.

         Mr. Smith is the Chairman and Chief Executive Officer of John S. Herold, Inc., which has provided financial services to the Company periodically since 1990. During 1996, the Company paid John S. Herold, Inc. and a joint venture approximately $60,405 as consideration for its services. Mr. Sheffield, the Company's Chairman, President and Chief Executive Officer, owns less than 1% of the outstanding common stock of John S. Herold, Inc.

         Mr. Wortley is a partner of Vinson & Elkins L.L.P., which provided various legal services to the Company during 1996 as the Company's primary outside corporate counsel. The dollar amount of fees that the Company paid to Vinson & Elkins L.L.P. during the last fiscal year of that law firm did not exceed 5% of that firm's gross revenues for that year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership by 5% Stockholders

         The following table provides information about the beneficial ownership of the Company's common stock by the persons known to the Company to be the beneficial owners of more than 5% of the Company's common stock.

    Title               Name and Address of           Amount and Nature of   Percentage of
  of Class                Beneficial Owner            Beneficial Ownership     Class (d)
------------   ------------------------------------   --------------------   -------------
Common Stock   Denver Investment Advisors LLC             3,817,640 (a)          10.89%
               1225 17th Street, 26th Floor
               Denver, Colorado 80202

Common Stock   FMR Corp.                                  3,658,400 (b)          10.43%
               82 Devonshire Street
               Boston, Massachusetts 02109

Common Stock   Mackay-Shields Financial Corporation       1,808,050 (c)           5.16%
               9 West 57th Street
               New York, New York 10019

---------------

(a) Based on the Schedule 13G dated January 10, 1997, filed with the Securities and Exchange Commission, this person holds sole voting power of 2,488,400 shares, sole investment power of 3,814,100 shares, and shared voting and investment power of 3,540 shares.

(b) Based on the Schedule 13G dated January 9, 1997, filed with the Securities and Exchange Commission, this person holds sole voting power of 87,500 shares, sole investment power of 3,658,400 shares, and no shared voting and investment power.

(c) Based on the Schedule 13G dated February 7, 1997, filed with the Securities and Exchange Commission, this person holds sole voting power of 60,000 shares, sole investment power of 60,000 shares, and no shared voting or investment power.

(d)  Based upon the number of shares outstanding at December 31, 1996.

Ownership by Management

     The following table provides information about the beneficial ownership of the Company's common stock as of February 3, 1997, by each of the Company's directors, by each Named Executive Officer, by the Company's directors and Named Executive Officers as a group, and by the Company's directors, officers and key employees as a group. To the best of the Company's knowledge, each such person holds sole investment and voting power over the shares shown, except as otherwise indicated. None of these persons beneficially owns any of the 6-1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares issued by Parker & Parsley Capital LLC, a wholly-owned special-purpose finance subsidiary of the Company.
                                       17


      Title             Name and Address of            Amount and Nature of   Percentage of
    of Class            Beneficial Owner (a)           Beneficial Ownership     Class (b)
------------   -------------------------------------   --------------------   -------------
Common Stock   Scott D. Sheffield                         381,236 (c)(d)           1.1%
Common Stock   Mel H. Fischer                               7,890                   *
Common Stock   R. Hartwell Gardner                          9,340                   *
Common Stock   James L. Houghton                           12,066 (e)               *
Common Stock   Jerry P. Jones                              13,978                   *
Common Stock   Charles E. Ramsey, Jr.                      15,662                   *
Common Stock   Arthur L. Smith                              8,653                   *
Common Stock   Edward O. Vetter                            12,623 (f)               *
Common Stock   Michael D. Wortley                           6,144                   *
Common Stock   Timothy A. Leach                            32,609 (c)(g)            *
Common Stock   Steven L. Beal                              16,883                   *
Common Stock   Mark L. Withrow                             37,000 (c)(h)            *
Common Stock   David A. Chroback                           31,935 (c)(i)            *
Common Stock   Timothy L. Dove                             31,040 (c)               *
Common Stock   Directors and Named Executive
                Officers as a group (14 persons)          617,059 (j)              1.8%
Common Stock   Directors, officers and key
                contributors as a group (77 persons)      956,395 (k)              2.7%

---------------

*    Less than 1%.

(a)  Unless otherwise indicated, shares are held of record by the named person.

(b)  Based on the number of shares outstanding at February 3, 1997.

(c) Includes the following number of shares subject to stock options that were exercisable at or within 60 days of February 3, 1997: Mr. Sheffield 66,666; Mr. Leach 9,500; Mr. Withrow 4,334; Mr. Chroback 13,334; and Mr. Dove 13,000.

(d) Includes 400 shares held in an IRA account by Mr. Sheffield and 100 shares held by a minor child of Mr. Sheffield.

(e)  Includes 4,004 shares held by Mr. Houghton's wife.

(f) Includes 9,970 shares held by a family trust of which Mr. Vetter is a trustee.

(g)  Includes 500 shares held in an IRA account by Mr. Leach's wife.

(h)  Includes 2,000 shares held in an SEP account by Mr. Withrow.

(i)  Includes 780 shares held in an IRA account by Mr. Chroback.

(j) Includes 106,834 shares subject to stock options granted under the Long-term Incentive Plan that were exercisable at or within 60 days after February 3, 1997.

(k) Includes 284,564 shares subject to stock options granted under the Long-term Incentive Plan that were exercisable at or within 60 days after February 3, 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, through a wholly-owned subsidiary, serves as operator of properties in which it and its sponsored partnerships have an interest, for which the Company receives producing well overhead, drilling well overhead, and other charges related to the operation of the properties. The sponsored partnerships reimburse the Company for their allocated share of general and administrative charges. In 1996, the sponsored partnerships paid the Company a total of $9.7 million for lease operating and supervision charges and reimbursement of general and administrative expenses. The Company has guaranteed $681 thousand of debt related to some of the sponsored partnerships.

     See Compensation Committee Interlocks and Insider Participation included in
"Item  11.  Executive   Compensation"   for  a  discussion  of  certain  related
transactions involving members of the Compensation Committee.

                       PARKER & PARSLEY PETROLEUM COMPANY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   PARKER & PARSLEY PETROLEUM COMPANY





Date:    April 3, 1997       By:       /s/ Scott D. Sheffield
                                   -----------------------------------------
                                   Scott D. Sheffield, Chairman of the Board,
                                     President, Chief Executive Officer
                                     and Director (principal executive officer)


Date:    April 3, 1997       By:       /s/ Steven L. Beal
                                   -----------------------------------------
                                   Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer (principal
                                    financial and accounting officer)