Form 10-K405/A
period 1996-12-31
PARKER & PARSLEY PETROLEUM CO
filed 1997-05-12
CIK 355690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

  Common Stock.....................................   New York Stock Exchange
  Rights to Acquire Shares of
    Common Stock...................................   New York Stock Exchange

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


                               Page 1 of 6 pages.

                       PARKER & PARSLEY PETROLEUM COMPANY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              PARKER & PARSLEY PETROLEUM COMPANY





Date:    May 9, 1997          By:       /s/ Scott D. Sheffield
                                    -----------------------------------------
                                    Scott D. Sheffield, Chairman of the Board,
                                      President, Chief Executive Officer
                                      and Director (principal executive officer)


Date:    May 9, 1997          By:       /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer (principal
                                     financial and accounting officer)