Form 10-Q
period 1997-03-31
PARKER & PARSLEY PETROLEUM CO
filed 1997-05-14
CIK 355690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

  /   /        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of
  April 30, 1997..................................................... 35,038,821

                               Page 1 of 22 pages.

                            Exhibit index on page 21

                       PARKER & PARSLEY PETROLEUM COMPANY

                                TABLE OF CONTENTS




                                                                        Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1997 and
              December 31, 1996   .......................................  3

           Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996...............................  5

           Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1997.................................  6

           Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996...............................  7

           Notes to Consolidated Financial Statements....................  8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 11


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................. 21

Item 6.    Exhibits and Reports on Form 8-K.............................. 21

           Signatures.................................................... 22

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements

                       PARKER & PARSLEY PETROLEUM COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                     March 31,      December 31,
                                                       1997             1996
                                                    -----------     -----------
                                                    (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                         $     9,425     $    18,711
  Restricted cash                                         1,731           1,749
  Accounts receivable:
    Trade, net                                           38,084          34,075
    Affiliates                                              320             434
    Oil and gas sales                                    30,206          48,459
  Inventories                                             4,509           3,644
  Deferred income taxes                                   8,700           7,400
  Other current assets                                    1,732           2,567
                                                     ----------      ----------
          Total current assets                           94,707         117,039
                                                     ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
       Proved properties                              1,473,208       1,419,051
       Unproved properties                                8,294           7,331
  Natural gas processing facilities                      62,073          59,276
  Accumulated depletion, depreciation and
    amortization                                       (470,734)       (445,238)
                                                     ----------      ----------
                                                      1,072,841       1,040,420
                                                     ----------      ----------
Other property and equipment, net                        27,676          27,779
Other assets, net                                        14,846          14,627
                                                     ----------      ----------
                                                    $ 1,210,070     $ 1,199,865
                                                     ==========      ==========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                        (in thousands, except share data)

                                                              March 31,     December 31,
                                                                1997            1996
                                                             -----------    -----------
                                                             (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                      $     6,285    $     5,381
   Undistributed unit purchases                                    1,731          1,749
   Accounts payable:
      Trade                                                       58,910         56,713
      Affiliates                                                       7          7,528
   Domestic and foreign income taxes                               2,343          1,743
   Other current liabilities                                      14,711         17,856
                                                              ----------     ----------
            Total current liabilities                             83,987         90,970
                                                              ----------     ----------
Long-term debt, less current maturities                          309,434        320,908
Other noncurrent liabilities                                      10,794          8,071
Deferred income taxes                                             70,800         60,800
Preferred stock of subsidiary                                    188,820        188,820
Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares
      authorized; none issued and outstanding                        -              -
   Common stock, $.01 par value; 180,000,000 shares
      authorized; 36,950,324 and 36,899,618 shares issued
      at March 31, 1997 and December 31, 1996, respectively          370            369
   Additional paid-in capital                                    464,290        462,873
   Treasury stock, at cost; 1,919,818 and 1,833,383 shares
      at March 31, 1997 and December 31, 1996, respectively      (34,113)       (31,528)
   Unearned compensation                                          (1,378)        (1,625)
   Retained earnings                                             117,066        100,207
                                                              ----------     ----------
            Total stockholders' equity                           546,235        530,296

Commitments and contingencies (Note B)
                                                             $ 1,210,070    $ 1,199,865
                                                              ==========     ==========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                ---------------------------
                                                    1997            1996
                                                -----------     -----------
Revenues:
   Oil and gas                                  $   103,779     $    98,025
   Natural gas processing                             6,865           5,419
   Interest and other                                 2,153           1,167
   Gain on disposition of assets, net                   775          13,671
                                                 ----------      ----------
                                                    113,572         118,282
Costs and expenses:
   Oil and gas production                            28,081          30,494
   Natural gas processing                             3,497           3,198
   Depletion, depreciation and amortization          28,630          31,179
   Exploration and abandonments                       7,615           4,986
   General and administrative                         6,720           6,360
   Interest                                           9,895          14,682
   Other                                                421             373
                                                 ----------      ----------
                                                     84,859          91,272
                                                 ----------      ----------
Income before income taxes                           28,713          27,010
Income tax provision                                (10,100)        (12,300)
                                                 ----------      ----------
Net income                                      $    18,613     $    14,710
                                                 ==========      ==========
Net income per share:
   Primary                                      $       .53     $       .41
                                                 ==========      ==========
   Fully diluted                                $       .49     $       .39
                                                 ==========      ==========
Dividends declared per share                    $       .05     $       .05
                                                 ==========      ==========
Weighted average shares outstanding              35,358,697      35,591,835
                                                 ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)

                                   Common
                                   Stock                 Additional                                                Total
                                   Shares      Common     Paid-in      Treasury      Unearned      Retained     Stockholders'
                                Outstanding    Stock      Capital        Stock     Compensation    Earnings        Equity
                                -----------    ------    ----------    --------    ------------    ---------    ------------
Balance at January 1, 1997       35,066,235    $  369    $  462,873    $(31,528)    $   (1,625)    $ 100,207     $  530,296
Exercise of long-term
 incentive plan stock options        20,834        -            418          -              -             -             418
Tax benefits related to stock
 options                                 -         -            100          -              -             -             100
Purchase of treasury stock          (86,435)       -             -       (2,585)            -             -          (2,585)
Shares awarded                       29,872         1           899          -              -             -             900
Amortization of unearned
 compensation                            -         -             -           -             247           -              247
Net income                               -         -             -           -              -         18,613         18,613
Dividends ($.05 per share)               -         -             -           -              -         (1,754)        (1,754)
                                -----------    ------      --------     -------      ---------      --------     ----------

Balance at March 31, 1997        35,030,506    $  370    $  464,290    $(34,113)    $   (1,378)    $ 117,066    $   546,235
                                ===========     =====     =========     =======      =========      ========     ==========


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

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                  -------------------------
                                                                     1997           1996
                                                                  ---------      ----------
Cash flows from operating activities:
   Net income                                                     $   18,613     $   14,710
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depletion, depreciation and amortization                      28,630         31,179
        Exploration and abandonments                                   6,023          1,840
        Deferred income taxes                                          8,800         12,300
        Gain on disposition of assets, net                              (775)       (13,671)
        Other noncash items                                              446            260
                                                                   ---------      ---------
                                                                      61,737         46,618
   Change in operating assets and liabilities,  net of
     effects from acquisitions and dispositions:
        Accounts receivable                                           14,502          8,648
        Inventory                                                       (803)           (54)
        Other current assets                                             833            514
        Accounts payable                                              (2,907)        (4,893)
        Accrued income taxes and other current liabilities               100         13,823
                                                                   ---------      ---------
          Net cash provided by operating activities                   73,462         64,656
                                                                   ---------      ---------
Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired                        (17)           (59)
   Proceeds from disposition of wholly-owned subsidiaries,
      net of cash disposed                                               -          108,281
   Proceeds from disposition of assets                                 5,706          3,802
   Additions to oil and gas properties                               (76,598)       (39,607)
   Other, net                                                          3,016         (1,629)
                                                                   ---------      ---------
          Net cash provided by (used in) investing activities        (67,893)        70,788
                                                                   ---------      ---------
Cash flows from financing activities:
   Borrowings under long-term debt                                       -              168
   Principal payments on long-term debt                              (10,572)      (128,278)
   Payment of noncurrent liabilities                                    (380)          (110)
   Dividends                                                          (1,754)        (1,770)
   Purchase of treasury stock                                         (2,585)           (73)
   Exercise of long-term incentive plan stock options                    418            736
   Distributable litigation settlement - receipts                        -            4,934
   Other                                                                 -             (108)
                                                                   ---------      ---------
            Net cash used in financing activities                    (14,873)      (124,501)
                                                                   ---------      ---------
Effect of exchange rate changes on cash and cash equivalents             -              290
Net increase (decrease) in cash, cash equivalents and
  restricted cash                                                     (9,304)        10,943
Cash, cash equivalents and restricted cash, beginning of period       20,460         35,512
                                                                   ---------      ---------
Cash, cash equivalents and restricted cash, end of period         $   11,156     $   46,745
                                                                   =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)



NOTE A.     Summary of Significant Accounting Policies

Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of Parker & Parsley Petroleum Company (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

NOTE B.     Commitments and Contingencies

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

NOTE C.     Derivative Financial Instruments

        Commodity hedges. The Company utilizes various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

        Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas collar options and swap contracts as of May 2, 1997. Prices included herein represent the Company's weighted average index price per MMBtu for the swap contracts and the weighted average index price range for the collar option contracts and, as an additional point of reference, the weighted average NYMEX price.

                                 First      Second         Third        Fourth
                                Quarter     Quarter       Quarter       Quarter      Total
                                -------   -----------   -----------   ----------   ----------
Gas production:
   1997 - Swap Contracts
     Volume (Bcf)                   -             6.0           2.9          2.6         11.5
     Index price per MMBtu       $  -     $      2.01   $      1.89   $     1.86   $     1.94
     NYMEX price per MMBtu       $  -     $      2.27   $      2.15   $     2.03   $     2.19

   1997 - Collar Options
     Volume (Bcf)                   -             1.2           4.3          3.0          8.5
     Index price per MMBtu       $  -     $ 1.91-2.29   $ 1.91-2.29   $1.91-2.28   $1.91-2.29

   1998 - Swap Contracts
     Volume (Bcf)                   2.5           1.8           1.4          1.4          7.1
     Index price per MMBtu       $ 1.86   $      1.86   $      1.86   $     1.86   $     1.86
     NYMEX price per MMBtu       $ 2.03   $      2.03   $      2.03   $     2.03   $     2.03

   1999 - Swap Contracts
     Volume (Bcf)                   1.4            .4           -            -            1.8
     Index price per MMBtu       $ 1.86   $      1.86   $       -     $      -     $     1.86
     NYMEX price per MMBtu       $ 2.03   $      2.03   $       -     $      -     $     2.03

        The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company reported an average gas price of $2.47 per Mcf for the three months ended March 31, 1997. The Company's average realized price for physical gas sales (excluding hedge results) for the same period was $2.83 per Mcf. The comparable average NYMEX prompt month closing for the three months ended March 31, 1997 was $2.37 per Mcf.

        Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil swap contracts as of May 2, 1997.

                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter     Total
                              -------   -------   -------   -------    -------
Oil production:
   1997 - Swap Contracts
     Volume (MMBbl)                -        1.5       1.2        .7        3.4
     Price per Bbl            $    -    $ 19.56   $ 19.28   $ 18.56    $ 19.26

   1998 - Swap Contracts
     Volume (MMBbl)                .2        .2        .3        .2         .9
     Price per Bbl            $ 18.53   $ 18.53   $ 18.53   $ 18.53    $ 18.53

        The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company reported an average oil price of $19.99 per Bbl for the three months ended March 31, 1997. The Company's average realized price for physical oil sales (excluding hedge results) for the same period was $21.86 per Bbl. The comparable average NYMEX prompt month closing for the three months ended March 31, 1997 was $22.86 per Bbl.

NOTE D.     Proposed Merger with Mesa, Inc.

        On April 6, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mesa Inc. ("Mesa"), a publicly traded independent oil and gas company based in Irving, Texas with substantial producing properties and operations in the MidContinent region of the United States. The Merger Agreement provides for (i) the merger of Mesa with and into Pioneer Natural Resources Company ("Pioneer"), a wholly-owned subsidiary of Mesa, as a result of which Mesa, which is a Texas corporation, will reincorporate into Delaware and (ii) the merger of the Company with and into Mesa Operating Co., a wholly-owned subsidiary of Mesa, as a result of which the Company will become a wholly-owned subsidiary of Pioneer (items (i) and (ii) collectively the "Mergers"). In accordance with the Merger Agreement, (i) holders of the Company common stock will receive one share of Pioneer common stock for each share held; (ii) holders of Mesa common stock will receive one share of Pioneer common stock for every seven shares held; and (iii) holders of Mesa Series A 8% Cumulative Convertible Preferred Stock and Mesa Series B 8% Cumulative Convertible Preferred Stock will have the option to receive either
(a) 1.25 shares of Pioneer common stock for every seven shares held or (b) one share of Pioneer Series A 8% Cumulative Convertible Preferred Stock for every seven shares held (subject to certain conditions).

        On May 13, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to the shares of Pioneer common stock and Pioneer preferred stock to be issued in the Mergers. A portion of such registration statement will constitute a joint proxy statement to be submitted to the stockholders of Mesa's common stock and preferred stock and the Company's common stock in connection with a special meeting to be held by each company's stockholders to approve the Mergers. It is expected that such proxy statement/prospectus will be mailed to all stockholders in June 1997, and that such meeting will be held, and the Mergers will be consummated, by early August 1997. Since the Mergers require approval by both Mesa's common and preferred stockholders and the Company's stockholders, in addition to a number of other conditions, there can be no assurance that the Mergers will occur.

                       PARKER & PARSLEY PETROLEUM COMPANY



Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations(1)

General

       Financial Performance. The Company reported net income of $18.6 million or $.53 per share for the first quarter of 1997 as compared to net income of $14.7 million or $.41 per share for the same period in 1996. Excluding production from the Company's Australasian subsidiaries which were sold in 1996 and production from nonstrategic domestic assets which were sold in 1996, average daily oil production increased 12% to 31,912 Bbls per day for the first quarter of 1997 from 28,558 Bbls per day for the first quarter of 1996, and average daily gas production increased 17% to 208,173 Mcf per day from 177,750 Mcf per day for the same period. As discussed more fully in "Results of Operations" below, the Company's financial performance for the first quarter of 1997 was positively affected by the following items: (i) improved oil and gas prices, (ii) decreases in production costs due to ongoing cost reduction efforts, and (iii) a decrease in interest expense due to a decrease in the Company's outstanding long-term indebtedness.

       Net cash provided by operating activities, before changes in operating assets and liabilities, increased 32% to $61.7 million for the first quarter of 1997 as compared to $46.6 million for the same period in 1996. This increase was primarily attributable to improved commodity prices during 1997, declining production costs due to the improvements made in the overall cost structure of the Company during 1996 and decreased interest expense due to a decrease in long-term debt.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at March 31, 1997 was $1.1 billion, consisting of total long-term debt of $316 million, stockholders' equity of $546 million and preferred stock of subsidiary of $189 million. Debt as a percentage of total capitalization was 30% at March 31, 1997, down slightly from 31% at December 31, 1996.

       Drilling and Acquisition Activities. The Company's 1997 capital expenditure budget has been set at $270 million, reflecting planned expenditures of $170 million for exploitation activities, $67 million for exploration activities and $33 million for oil and gas property acquisitions in the Company's core areas of Texas, Oklahoma, New Mexico and Louisiana. During the first quarter of 1997, the Company participated in the completion of 95 gross exploration and development wells, including 66 in the Spraberry Division, 15 in the Permian Division, seven in the Gulf Coast Division, six in the MidContinent Division and one in Argentina. Of these wells, 59 were in progress at December 31, 1996. Of the total wells completed during the three months ended March 31, 1997, 86 were completed successfully which resulted in a 90% success rate. In addition to the wells completed in the first quarter of 1997, the Company had 122 wells in progress at March 31, 1997. In total during 1997, the Company plans to drill 500 development wells and 100 exploratory wells and to perform recompletions on over 150 wells.

       In addition, the Gulf Coast Division completed the acquisition of a majority interest in the Maude Traylor and Olivia fields in Calhoun County, Texas for approximately $8.8 million in February 1997. The acquisition represented an average working interest of 87% in approximately 1,840 acres and five wells which produce from the upper and lower Frio formations. Since the Company assumed operations, the gross gas production rate has doubled to approximately 3.1 MMcf of gas per day, and the gross oil production rate has tripled to 166 Bbls per day. The Company plans to drill up to nine additional wells during 1997 and 1998 on this acreage utilizing existing 3-D seismic information.

       Also during February 1997, the Texas Railroad Commission (which regulates oil and gas production) entered a favorable order on the Company's application to allow administrative approval of uncontested applications to increase the density of the drilling in the Spraberry field from one well per 80 acres to one well in 40. The Company believes such reduced spacing may provide in excess of 1,000 additional drilling locations which have the potential to add 70 million equivalent barrels to the Company's reserve base.

       Asset Dispositions. For the three months ended March 31, 1997, the Company's asset disposition activity primarily consisted of the sale of the Company's Turkish oil and gas properties for proceeds of $1.7 million which resulted in the recognition of a gain of $756 thousand. During the first quarter of 1996, the Company sold certain wholly-owned Australasian subsidiaries for

                       PARKER & PARSLEY PETROLEUM COMPANY



proceeds of $108.3 million and a pre-tax gain of $11 million and certain nonstrategic domestic assets which resulted in the recognition of a pre-tax net gain of $2.7 million.

Proposed Merger with Mesa, Inc.

        On April 6, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mesa Inc. ("Mesa"), a publicly traded independent oil and gas company based in Irving, Texas with substantial producing properties and operations in the MidContinent region of the United States. The Merger Agreement provides for (i) the merger of Mesa with and into Pioneer Natural Resources Company ("Pioneer"), a wholly-owned subsidiary of Mesa, as a result of which Mesa, which is a Texas corporation, will reincorporate into Delaware and (ii) the merger of the Company with and into Mesa Operating Co., a wholly-owned subsidiary of Mesa, as a result of which the Company will become a wholly-owned subsidiary of Pioneer (items (i) and (ii) collectively the "Mergers"). In accordance with the Merger Agreement, (i) holders of the Company common stock will receive one share of Pioneer common stock for each share held; (ii) holders of Mesa common stock will receive one share of Pioneer common stock for every seven shares held; and (iii) holders of Mesa Series A 8% Cumulative Convertible Preferred Stock and Mesa Series B 8% Cumulative Convertible Preferred Stock will have the option to receive either
(a) 1.25 shares of Pioneer common stock for every seven shares held or (b) one share of Pioneer Series A 8% Cumulative Convertible Preferred Stock for every seven shares held (subject to certain conditions).

       The Company's Board of Directors (the "Board") believes that the terms of the Merger Agreement are fair and in the best interest of the Company and its stockholders. Accordingly, the Board has unanimously approved the Mergers and the Merger Agreement and also recommends approval by the Company's stockholders. The Company expects that the Mergers will have numerous benefits, the most significant of which are discussed below.

       Benefits of a Larger Enterprise. The Board considered various benefits to the Company's stockholders of holding an ownership interest in Pioneer, which will be a substantially larger enterprise than the Company as it now exists. Specifically, the Board believes that Pioneer will have a larger market capitalization than the Company and, as a result, Company stockholders should enjoy enhanced liquidity as a result of Pioneer's larger stockholder base and the increased visibility resulting from heightened market research and institutional investor focus on a larger entity. The Board also considered that the combined entity should produce significantly greater cash flows than the Company, which should allow Company stockholders to participate in opportunities for growth in oil and gas reserves and production, either through acquisitions, exploration, exploitation or entries into new core areas, that might not otherwise be available to the Company. In addition, the Board considered that the stocks of larger enterprises often experience higher trading multiples in relation to various standard measures (e.g., net cash flow or net present value of oil and gas reserves) and that Pioneer's stock trading multiples may be higher than those of the Company. If Pioneer common stock trades at higher multiples than the Company common stock, Pioneer will have a greater ability than the Company to use its common stock as currency in future acquisitions.

       Quality and Nature of Assets. In developing its recommendations, the Board considered the quality and nature of Mesa's assets, the nature and scope of its operations and its financial condition, as well as those of Pioneer following the Mergers. In its review of the quality and nature of Mesa's assets, the Board considered the favorable financial performance and stable cash flows generated by Mesa's assets in the Hugoton and West Panhandle Fields. The Board also considered that Pioneer's reserve base would be well balanced, with 52% of its reserves comprised of natural gas and 48% of its reserves comprised of crude oil and liquids. In addition, Pioneer would be the only large independent oil and gas exploration and production company in the United States whose primary assets consist of both long-lived gas and long-lived oil reserves. The Board also considered the immediate significant impact that the Mergers would have on the achievement of certain of the Company's strategic goals, including growth in total reserves, growth in market capitalization, and exposure to the exploration potential of the Gulf of Mexico through Mesa's interest in 60 offshore exploration blocks and in its recent acquisition of Greenhill Petroleum.

                       PARKER & PARSLEY PETROLEUM COMPANY



       Management and Significant Stockholders. The Board and many industry analysts consider Jon Brumley, who will serve as Pioneer's Chairman of the Board, to be among the most experienced and successful builders of independent oil and gas companies in the United States. The Board also considered the benefits to the Company's stockholders of the continued ownership by Richard Rainwater of Pioneer common stock and Mr. Rainwater's continued participation as a Pioneer director in Pioneer's strategic planning. Mr. Rainwater, who will be the largest individual stockholder of Pioneer upon consummation of the Mergers, has a record of quickly and aggressively building shareholder value in companies operated in a wide variety of industries.

       Financial. The Board reviewed a broad range of financial information and analysis regarding Mesa, the Company and the two companies on a pro forma combined basis, including a financial comparison of Mesa and the Company and a review of the potential impact of the Mergers on the balance sheet of the combined company prepared by Goldman Sachs. Goldman Sachs' analysis included, among other matters, a comparison of the relative contribution made by Mesa and the Company to the combined levels of certain measures of Pioneer's financial and operating condition, including total assets, proved reserves and production. This analysis showed that the relative contribution made by the Company on the majority of the measures did not exceed the percentage ownership interest in Pioneer to be held by the Company stockholders after the Mergers. The Board also considered that accounting for the Mergers as a purchase would decrease Pioneer's earnings below the levels it would achieve if Pioneer could account for the Mergers as a pooling, and Goldman Sachs' advice that, based on current market conditions, if Pioneer has positive earnings, the reduction in earnings due to the impact of purchase accounting should not by itself have a material adverse effect on the stock price of Pioneer common stock. Goldman Sachs also advised that more relevant variables currently used to measure the market valuations of the Company and Mesa and similar companies include, among other things, discretionary cash flows, discounted present values of future expected cash flows, the estimated value of reserves and the estimated productive lives of reserves. The Board reviewed an analysis which showed that if oil and gas commodity prices on the date of the Merger Agreement remained constant, Pioneer would have positive earnings in 1997 on a pro forma combined basis. The Board also considered that the established floor value of $35.00 for Company stockholders at the end of the Measurement Period as provided by the Merger Agreement might cause the price of the Company's common stock to rise to levels which would allow the Company to effect an exchange of the Company's Cumulative Guaranteed Monthly Income Convertible Preferred Shares for Company common stock, increasing the Company's equity and decreasing its leverage, even if the Merger Agreement were subsequently terminated. If this exchange occurred, Pioneer's leverage would be within a range that is considered acceptable in the oil and gas industry and would be at a level which is not materially greater than the Company's. The Board also considered that Pioneer would succeed to Mesa's approximately $600 million of net operating loss carryforwards. Subject to certain limitations set forth in the Internal Revenue Code, these net operating loss carryforwards could be used to reduce the federal income taxes that would otherwise be assessed on Pioneer's earnings. In considering the financial rationale for the Mergers, the Board also reviewed the terms of several recent transactions in which long-lived natural gas reserves were acquired by public exploration and production companies.

       Merger Agreement. The Board considered the terms and conditions of the Merger Agreement, including the consideration to be received by the Company's stockholders in the Mergers (which is anticipated to be a tax free reorganization). The Board considered that both the Company and Mesa may, in their discretion, terminate the Merger Agreement if the average trading price for Mesa common stock during the Measurement Period is less than $5.00 per share. Because the Merger Agreement provides that each seven shares of Mesa common stock outstanding will be converted into one share of Pioneer common stock, and that each share of the Company's common stock outstanding will be converted into one share of Pioneer common stock, the Company can terminate the Merger Agreement unless it appears, at the end of the Measurement Period, that each share of Pioneer common stock has a value of at least $35.00. Under these circumstances, the $35.00 in value received in exchange for each share of the Company's common stock would represent a 17.15% premium over $29.875, which was the NYSE closing price per share of the Company's common stock on April 4, 1997, the last trading day prior to the execution of the Merger Agreement. If the average trading price for Mesa common stock during the Measurement Period is less than $5.00, the Board will determine whether to terminate the Merger Agreement, waive this right and proceed to the consummation of the Mergers or seek to renegotiate the Conversion Numbers. The Board also considered the provisions of the Merger Agreement which prohibit Mesa and its officers, directors, employees, agents, affiliates and other representatives, and those of Mesa's subsidiaries, from soliciting or encouraging any Mesa Acquisition Proposal (as hereinafter defined) or, subject to the fiduciary duties of the Mesa Board, from engaging in any discussions or negotiations with any third

                       PARKER & PARSLEY PETROLEUM COMPANY



parties with respect to a Mesa Acquisition Proposal. The Board further considered the provisions of the Merger Agreement which require Mesa to pay to the Company a fee of $45 million under certain circumstances described in the Merger Agreement.

       On May 13, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to the shares of Pioneer common stock and Pioneer preferred stock to be issued in the Mergers. A portion of such registration statement will constitute a joint proxy statement to be submitted to the stockholders of Mesa's common stock and preferred stock and the Company's common stock in connection with a special meeting to be held by each company's stockholders to approve the Mergers. It is expected that such proxy statement/prospectus will be mailed to all stockholders in June 1997, and that such meeting will be held, and the Mergers will be consummated, by early August 1997. Since the Mergers require approval by both Mesa's common and preferred stockholders and the Company's stockholders, in addition to a number of other conditions, there can be no assurance that the Mergers will occur.

                       PARKER & PARSLEY PETROLEUM COMPANY



Results of Operations

Oil and Gas Production.
                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                         1997           1996
                                                      ---------      ---------
                                                   (in thousands, except average
                                                       production, price and
                                                             cost data)
Revenues:
    Oil and gas                                       $ 103,779      $  98,025
    Gain on disposition of oil and gas properties,
      net (a)                                               705            463
                                                       --------       --------
                                                        104,484         98,488
                                                       --------       --------
Costs and expenses:
    Oil and gas production                              (28,081)       (30,494)
    Depletion                                           (26,369)       (28,596)
    Exploration and abandonments                         (5,402)        (1,524)
    Geological and geophysical                           (2,213)        (2,827)
                                                       --------       --------
                                                        (62,065)       (63,441)
                                                       --------       --------
       Operating profit (excluding general and
         administrative expenses and income taxes)    $  42,419      $  35,047
                                                       ========       ========
---------------

(a) The 1996 amount does not include the gain related to the disposition of certain of the Company's wholly-owned Australasian subsidiaries.

Worldwide:
    Production:
       Oil (MBbls)                                        2,872          3,116
       Gas (MMcf)                                        18,736         19,735
       Total (MBOE)                                       5,995          6,405
    Average daily production:
       Oil (Bbls)                                        31,912         34,243
       Gas (Mcf)                                        208,173        216,869
    Average oil price (per Bbl)                       $   19.99      $   18.37
    Average gas price (per Mcf)                       $    2.47      $    2.07
    Costs (per BOE):
       Lease operating expense                        $    3.24      $    3.69
       Production taxes                               $    1.05      $     .73
       Workover costs                                 $     .40      $     .34
                                                       --------       --------
          Total production costs                      $    4.69      $    4.76
                                                       ========       ========
       Depletion                                      $    4.40      $    4.46

                       PARKER & PARSLEY PETROLEUM COMPANY



                                                         Three months ended
                                                              March 31,
                                                      -----------------------
                                                         1997          1996
                                                      ---------     ---------
                                                   (in thousands, except average
                                                        production, price and
                                                             cost data)
Domestic:
    Production:
       Oil (MBbls)                                        2,838         2,767(a)
       Gas (MMcf)                                        18,736        17,808(a)
       Total (MBOE)                                       5,961         5,735
    Average daily production:
       Oil (Bbls)                                        31,536        30,402(a)
       Gas (Mcf)                                        208,173       195,693(a)
    Average oil price (per Bbl)                       $   19.94     $   18.22
    Average gas price (per Mcf)                       $    2.47     $    2.08
    Costs (per BOE):
       Lease operating expense                        $    3.21     $    3.55
       Production taxes                               $    1.05     $     .82
       Workover costs                                 $     .40     $     .37
                                                       --------      --------
          Total production costs                      $    4.66     $    4.74
                                                       ========      ========
       Depletion                                      $    4.35     $    4.30

---------------

(a) Includes 168 MBbls (1,844 Bbls per day) and 1.6 Bcf (17,943 Mcf per day) of production associated with certain nonstrategic domestic assets which were sold during 1996.

     Oil and Gas Revenues. Revenues from oil and gas operations totaled $103.8 million in the first quarter of 1997 compared to $98 million in the first quarter of 1996, representing an increase of 6%. The increase is primarily attributable to the higher average prices being received for both oil and gas production and increases in production due to the Company's successful exploitation and exploration activities in 1996 and the first quarter of 1997, offset by the decreased production resulting from the 1996 sale of the Company's Australasian subsidiaries and the 1996 sales of certain domestic assets. The average oil price received for the three months ended March 31, 1997 increased 9% (from $18.37 to $19.99 for the three months ended March 31, 1996 and 1997, respectively), while the average gas price received increased 19% (from $2.07 to $2.47 for the three months ended March 31, 1996 and 1997, respectively).

     Excluding production from the Company's Australasian subsidiaries which were sold in 1996 and production from the nonstrategic domestic assets which were sold in 1996, average daily oil production increased 12% from 28,558 Bbls for the first quarter of 1996 to 31,912 Bbls for the first quarter of 1997 and average daily gas production increased 17% from 177,750 Mcf to 208,173 Mcf for the same period.

     Hedging Activities

     The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company periodically enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells,
(ii) support the Company's  annual capital  budgeting and expenditure  plans and
(iii) lock in prices to protect the economics related to certain capital projects. During the first quarter of 1997, the Company's hedging activities reduced the average price received for oil and gas sales 9% and 13%, respectively, as discussed below.

                       PARKER & PARSLEY PETROLEUM COMPANY



     Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three months ended March 31, 1997 was $21.86 per Bbl. The comparable average NYMEX prompt month closing for the same period was $22.86 per Bbl.

     Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three months ended March 31, 1997 was $2.83 per Mcf. The comparable average NYMEX prompt month closing for the same period was $2.37 per Mcf.

     See Note C of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information concerning the Company's open hedge positions at May 2, 1997 and the related prices to be realized.

     Production Costs. While total production costs per BOE decreased slightly to $4.69 during the three months ended March 31, 1997 as compared to production costs per BOE of $4.76 during the same period in 1996, the primary component of production costs, lease operating expense, decreased 12% from $3.69 per BOE in the first quarter of 1996 to $3.24 per BOE for the same period in 1997. These reductions are primarily due to the Company's concentrated efforts to evaluate and reduce all operating costs and the sale of certain high operating cost properties during 1996. The success of these cost reduction efforts is particularly evident in light of the fact that production costs per BOE have declined despite a 44% or $.32 per BOE increase in average production taxes per BOE resulting from higher commodity prices.

     Depletion Expense. Depletion expense per BOE declined to $4.40 during the first quarter of 1997 from $4.46 per BOE during the first quarter of 1996. The slight decrease in depletion expense per BOE during 1997 is primarily due to the 1996 sale of the Company's Australian oil properties which had average depletion rates at $5.84 per BOE, offset by increases in the depletion per BOE for domestic properties resulting from decreases in oil and gas reserves due to declines in oil and gas prices from March 31, 1996 to March 31, 1997.

     Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs increased to $7.6 million during the first quarter of 1997 from $4.4 million during the same period in 1996. The increase is largely the result of increased domestic activity, both in exploratory drilling and geological and geophysical activity, resulting from the Company's increased focus on exploration activities. The domestic exploratory dry hole costs are primarily related to five unsuccessful exploratory wells in the Gulf Coast Division and four unsuccessful exploratory wells in the MidContinent Division at a total cost of $3.2 million and $1.1 million, respectively. These domestic increases are offset by a decrease in foreign geological and geophysical activity primarily due to the sale in March 1996 of the Company's Australasian subsidiaries. The following table sets forth the components of the Company's 1997 and 1996 first quarter expense:

                                                 Three months ended
                                                      March 31,
                                                ---------------------
                                                  1997         1996
                                                --------     --------
                                                   (in thousands)
     Exploratory dry holes:
       United States                            $  4,517     $    315
       Foreign                                       394          580
     Geological and geophysical costs:
       United States                               1,655        1,205
       Foreign                                       558        1,622
     Leasehold abandonments and other                491          629
                                                 -------      -------
                                                $  7,615     $  4,351
                                                 =======      =======

                       PARKER & PARSLEY PETROLEUM COMPANY



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

  Natural Gas Processing

        Natural gas processing revenues increased 28% to $6.9 million for the three months ended March 31, 1997 as compared to $5.4 million for the same period in 1996, and natural gas processing costs increased 9% to $3.5 million from $3.2 million for the first quarters of 1997 and 1996, respectively. The increases in natural gas processing revenues and costs are primarily due to increases in the prices of NGL's and residue gas. The average price per Bbl of NGL's increased 10% in the first quarter of 1997 compared to the first quarter of 1996 (from $13.38 in 1996 to $14.69 in 1997), and the average price per Mcf of residue gas increased 55% during the same period (from $1.92 in 1996 to $2.98 in 1997).

        During the first quarter of 1996, the Company recognized noncash pre-tax charges of $635 thousand related to abandonments of certain of the Company's gas processing facilities and the cancellation of certain gas processing contracts.

  General and Administrative Expense

        General and administrative expense was $6.7 million for the quarter ended March 31, 1997 as compared to $6.4 million for the quarter ended March 31, 1996, representing a 5% increase.

  Interest Expense

        Interest expense for the quarter ended March 31, 1997 decreased to $9.9 million as compared to $14.7 million for the comparable period in 1996. The decrease is due to a decrease of $245.6 million in the weighted average outstanding balance of the Company's indebtedness for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in the weighted average outstanding balance of the Company's indebtedness was primarily the result of the application of proceeds from the sale of the Company's Australasian subsidiaries and the sales of certain domestic assets during 1996 to the outstanding balance of the Company's bank credit facility. This decrease is slightly offset by an increase in the weighted average interest rate on the Company's indebtedness from 7.82% during the first quarter of 1996 to 7.88% during the first quarter of 1997.

        During the three months ended March 31, 1997, the Company recorded a reduction in interest expense of $390 thousand related to a series of interest rate swap agreements which effectively convert $150 million of the Company's fixed rate borrowings into floating rate obligations.

  Income Taxes

        The Company's income tax provisions of $10.1 million and $12.3 million for the quarters ended March 31, 1997 and March 31, 1996, respectively, reflect the net provision resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes.

  Capital Commitments, Capital Resources and Liquidity

        Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

        The Company's cash expenditures during the first quarter of 1997 for additions to oil and gas properties totaled $76.6 million. This amount includes $12.4 million for the acquisition of properties and $64.2 million for development and exploratory drilling. The Company's acquisition activities during the first quarter of 1997 primarily consisted of an 87% average working interest in the Maude Traylor and Olivia fields in Calhoun County, Texas for approximately $8.8 million.

                       PARKER & PARSLEY PETROLEUM COMPANY



Significant drilling expenditures in the first quarter of 1997 included $27.1 million in the unitized portion of the Spraberry field of the Permian Basin (including $14 million in the Driver unit, $7 million in the Merchant unit and $2.4 million in the Shackelford unit) and $5.7 million in other portions of the Spraberry field, $9.6 million in other areas of the Permian Basin, $12.5 million in the onshore Gulf Coast region, $7.7 million in the MidContinent region and $1.6 million in Argentina.

        The Permian Division has continued to develop its 38% working interest in its War-Wink field discovery in the Delaware Basin and spent $1 million drilling three wells in this area during the first quarter of 1997. The War Wink 18-37 #2 and the 18-33 B #1 tested at gross rates of 639 and 876 Bbls of oil per day, respectively, and 503 and 876 Mcf per day, respectively, and both wells are expected to produce at a top allowable rate of 267 Bbls of oil per day. The third well is being completed at this time. The Company plans to drill an additional eight to ten wells in this area before year-end and to expand its acreage position as well. In the MidContinent Division, the Carolyn #1 well in the Verden field, in which the Company owns a 23% interest, was completed in February 1997 and tested at 9 MMcf of natural gas per day.

        The Company's 1997 capital expenditure budget has been set at $270 million, reflecting planned expenditures of $170 million for exploitation activities, $67 million for exploration activities and $33 million for oil and gas property acquisitions in the Company's core areas of Texas, Oklahoma, New Mexico and Louisiana. The Company budgets its capital expenditures based on projected internally-generated cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

        Funding for the Company's  working  capital  obligations  is provided by internally-generated cash flows. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital Resources" below.

        Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1997.

        Operating Activities. Net cash provided by operating activities increased 14% to $73.5 million during the first quarter of 1997 compared to $64.7 million for the same period in 1996. This increase is primarily attributable to higher oil and gas prices in the first quarter of 1997.

        Financing Activities. The Company had no outstanding balance under its bank facility at March 31, 1997, leaving approximately $349.4 million of unused borrowing base immediately available, net of outstanding letters of credit of $617 thousand. The weighted average interest rate for the three months ended March 31, 1997 on the Company's indebtedness was 7.88% as compared to 7.82% for the three months ended March 31, 1996 (taking into account the effect of interest rate swaps).

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

        On February 12, 1997, the Company completed a shelf registration statement with the Securities and Exchange Commission, which provides for the issuance of up to $400 million of common stock, preferred stock, warrants to acquire preferred stock, depository shares representing fractional interests in preferred stock, debt securities and warrants to acquire debt securities, or any combination thereof which the Company may offer from time to time. The $400 million includes $127.9 million which remained unused from a 1994 shelf registration statement. The net proceeds from any such offering will be used for general corporate purposes, which may include repayment of indebtedness, redemption or repurchase of securities of the Company or any subsidiary, additions to working capital and capital expenditures, including acquisitions and drilling.

                       PARKER & PARSLEY PETROLEUM COMPANY



        Sales of Nonstrategic Assets. During the three months ended March 31, 1997 and 1996, proceeds from the sale of domestic nonstrategic assets totaled $5.7 million and $3.8 million, respectively. In addition, during the first quarter of 1996, the Company sold certain Australasian subsidiaries resulting in cash proceeds of $108.3 million. The proceeds from these sales were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The Company anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve administrative efficiencies.

        Liquidity. At March 31, 1997, the Company had $9.4 million of cash and cash equivalents on hand, compared to $18.7 million at December 31, 1996. The Company's ratio of current assets to current liabilities was 1.13 at March 31, 1997 and 1.29 at December 31, 1996.

---------------

(1) The information in this document includes forward-looking statements that are based on assumptions that in the future may prove not to have been accurate. Those statements, and Parker & Parsley Petroleum Company's business and prospects, are subject to a number of risks including the volatility of oil and gas prices, environmental risks, operating hazards and risks, risks associated with natural gas processing plants, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy. These and other risks are described in the Company's 1996 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.

                       PARKER & PARSLEY PETROLEUM COMPANY



                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

As discussed in Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. The claims for damages from such legal actions are not in excess of 10% of the Company's current assets and the Company believes none of these actions to be material.

Item 6.     Exhibits and Reports on Form 8-K


Exhibits

   27.  Financial Data Schedule

Reports on Form 8-K

During the quarter ended March 31, 1997, the Company filed the following Current Reports on Form 8-K:

   (1) On February 3, 1997, the Company filed a Current Report on Form 8-K (a) reporting under Item 5 (Other Events) the divestitures of (i) certain wholly-owned Australasian subsidiaries, (ii) the wholly-owned subsidiary Bridge Oil Timor Sea, Inc. and (iii) certain nonstrategic domestic oil and gas properties, gas plants, and related assets and contract rights and (b) reporting under Item 7 (Financial Statements and Exhibits) the following pro forma financial information for the Company, taking into account (i) the sale of certain wholly-owned Australasian subsidiaries,
        (ii) the sale of Bridge Oil Timor Sea, Inc. and (iii) the aggregate effect of completed sales of certain nonstrategic domestic oil and gas properties, gas plants, and assets and contract rights through December 31, 1996.

        a.  Preliminary Statement
        b. Unaudited Pro Forma Combined Statement of Operations for the nine months ended September 30, 1996
        c. Unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1995
        d.  Notes to Unaudited Pro Forma Combined Financial Statements

                       PARKER & PARSLEY PETROLEUM COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        PARKER & PARSLEY PETROLEUM COMPANY




Date:     May 13, 1997             By:  /s/ Scott D. Sheffield
                                       --------------------------------------
                                        Scott D. Sheffield
                                        President and Chief Executive Officer




Date:     May 13, 1997             By:  /s/ Steven L. Beal
                                       --------------------------------------
                                        Steven L. Beal
                                        Senior Vice President and Chief
                                        Financial Officer