Form 10-Q
period 1997-06-30
PARKER & PARSLEY PETROLEUM CO
filed 1997-08-15
CIK 355690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No /   /

Number of shares of Common Stock outstanding
  as of August 1, 1997............................................... 41,773,238


                               Page 1 of 25 pages.

                            Exhibit index on page 25

                       PARKER & PARSLEY PETROLEUM COMPANY

                                TABLE OF CONTENTS




                                                                        Page
                                                                        ----
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997 and
              December 31, 1996   ......................................  3

           Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996........................  5

           Consolidated Statement of Stockholders' Equity for the six
             months ended June 30, 1997.................................  6

           Consolidated Statements of Cash Flows for the three and six months ended June 30, 1997 and 1996........................  7

           Notes to Consolidated Financial Statements...................  8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 12


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................ 22

Item 6.    Exhibits and Reports on Form 8-K............................. 22

           Signatures................................................... 24

           Exhibit Index................................................ 25

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                       PARKER & PARSLEY PETROLEUM COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      June 30,      December 31,
                                                        1997            1996
                                                    -----------     -----------
                                                    (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                         $     9,843     $    18,711
  Restricted cash                                         1,723           1,749
  Accounts receivable:
    Trade, net                                           37,147          34,075
    Affiliates                                              789             434
    Oil and gas sales                                    33,074          48,459
  Inventories                                             5,581           3,644
  Deferred income taxes                                   9,300           7,400
  Other current assets                                    1,955           2,567
                                                     ----------      ----------
          Total current assets                           99,412         117,039
                                                     ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
       Proved properties                              1,536,665       1,419,051
       Unproved properties                               41,071           7,331
  Natural gas processing facilities                      50,770          59,276
  Accumulated depletion, depreciation and
    amortization                                       (489,143)       (445,238)
                                                     ----------      ----------
                                                      1,139,363       1,040,420
                                                     ----------      ----------
Other property and equipment, net                        28,552          27,779
Other assets, net                                        16,175          14,627
                                                     ----------      ----------
                                                    $ 1,283,502     $ 1,199,865
                                                     ==========      ==========

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                        (in thousands, except share data)

                                                      June 30,      December 31,
                                                        1997            1996
                                                    -----------     -----------
                                                    (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt             $     6,064     $     5,381
   Undistributed unit purchases                           1,723           1,749
   Accounts payable:
      Trade                                              63,779          56,713
      Affiliates                                            837           7,528
   Domestic and foreign income taxes                      2,038           1,743
   Other current liabilities                             14,737          17,856
                                                     ----------      ----------
            Total current liabilities                    89,178          90,970
                                                     ----------      ----------
Long-term debt, less current maturities                 349,457         320,908
Other noncurrent liabilities                             27,336           8,071
Deferred income taxes                                    73,800          60,800
Preferred stock of subsidiary                           188,820         188,820
Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000
      shares authorized; none issued and
      outstanding                                           -               -
   Common stock, $.01 par value; 180,000,000
      shares authorized; 36,983,324 and 36,899,618
      shares issued at June 30, 1997 and December
      31, 1996, respectively                                370             369
   Additional paid-in capital                           465,234         462,873
   Treasury stock, at cost; 1,929,503 and
      1,833,383 shares at June 30, 1997 and
      December 31, 1996, respectively                   (34,460)        (31,528)
   Unearned compensation                                   (712)         (1,625)
   Retained earnings                                    124,479         100,207
                                                     ----------      ----------
            Total stockholders' equity                  554,911         530,296
                                                     ----------      ----------
Commitments and contingencies (Note B)
                                                    $ 1,283,502     $ 1,199,865
                                                     ==========      ==========

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)
                                             Three months ended              Six months ended
                                                   June 30,                      June 30,
                                        ---------------------------     --------------------------
                                            1997           1996             1997          1996
                                        -----------    ------------     -----------   ------------
Revenues:
   Oil and gas                          $    94,847    $    93,989      $   198,626    $   192,014
   Natural gas processing                     4,954          5,685           11,819         11,104
   Interest and other                           680          1,256            2,833          2,423
   Gain on disposition of assets, net         1,862         81,578            2,637         95,249
                                         ----------     ----------       ----------     ----------
                                            102,343        182,508          215,915        300,790
                                         ----------     ----------       ----------     ----------
Costs and expenses:
   Oil and gas production                    27,311         26,910           55,392         57,404
   Natural gas processing                     2,601          2,837            6,098          6,035
   Depletion, depreciation and
     amortization                            30,879         28,459           59,509         59,638
   Exploration and abandonments              10,800          5,775           18,415         10,761
   General and administrative                 8,270          6,630           14,990         12,990
   Interest                                  10,259         11,370           20,154         26,052
   Other                                        410            971              831          1,344
                                         ----------     ----------       ----------     ----------
                                             90,530         82,952          175,389        174,224
                                         ----------     ----------       ----------     ----------
Income before income taxes                   11,813         99,556           40,526        126,566
Income tax provision                         (4,400)       (19,400)         (14,500)       (31,700)
                                         ----------     ----------       ----------     ----------
Net income                              $     7,413    $    80,156      $    26,026    $    94,866
                                         ==========     ==========       ==========     ==========
Net income per share:
     Primary                            $       .21    $      2.24      $       .74    $      2.66
                                         ==========     ==========       ==========     ==========
     Fully Diluted                      $       .21    $      1.93      $       .71    $      2.32
                                         ==========     ==========       ==========     ==========
Dividends declared per share            $       -      $       -        $       .05    $       .05
                                         ==========     ==========       ==========     ==========
Weighted average shares outstanding      35,362,525     35,803,093       35,364,261     35,699,560
                                        ===========    ===========      ===========    ===========

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


                       PARKER & PARSLEY PETROLEUM COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)


                                   Common
                                   Stock                 Additional                                                 Total
                                   Shares      Common     Paid-in      Treasury       Unearned      Retained    Stockholders'
                                Outstanding    Stock      Capital        Stock      Compensation    Earnings       Equity
                                -----------    ------    ----------    ---------    ------------    --------    ------------

Balance at January 1, 1997       35,066,235    $  369    $  462,873    $(31,528)     $   (1,625)    $100,207     $  530,296
Exercise of long-term
  incentive plan stock options       53,834         1         1,162         -               -            -            1,163
Tax benefits related to stock
  options                               -         -             300         -               -            -              300
Purchase of treasury stock          (96,120)      -             -        (2,932)            -            -           (2,932)
Shares awarded                       29,872       -             899         -               -            -              899
Amortization of unearned
  compensation                          -         -             -           -               913          -              913
Net income                              -         -             -           -               -         26,026         26,026
Dividends ($.05 per share)              -         -             -           -               -         (1,754)        (1,754)
                               ------------     -----     ---------     -------        --------      -------      ---------
Balance at June 30, 1997         35,053,821    $  370    $  465,234    $(34,460)     $     (712)    $124,479     $  554,911
                               ============     =====     =========     =======       =========      =======      =========





         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                    Three months ended       Six months ended
                                                         June 30,                June 30,
                                                   --------------------    ---------------------
                                                     1997       1996         1997        1996
                                                   --------   ---------    ---------   ---------
Cash flows from operating activities:
  Net income                                       $  7,413   $  80,156    $  26,026   $  94,866
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion, depreciation and amortization      30,879      28,459       59,509      59,638
       Exploration expenses, including dry holes      8,168       4,339       14,191       8,247
       Deferred income taxes                          2,600      19,400       11,400      31,700
       Gain on disposition of assets, net            (1,862)    (81,578)      (2,637)    (95,249)
       Other noncash items                            1,733       1,417        2,180       1,677
  Change in operating assets and liabilities,
    net of effects from  acquisitions
    and dispositions:
       Accounts receivable                           (2,478)     10,730       12,024      19,378
       Inventory                                     (1,048)       (500)      (1,851)       (554)
       Other current assets                            (153)       (360)         680         154
       Accounts payable                               6,006       1,881        3,099      (3,012)
       Accrued income taxes and other current
         liabilities                                   (128)    (10,097)         (28)      3,726
                                                    -------    --------     --------    --------
         Net cash provided by operating activities   51,130      53,847      124,593     120,571
                                                    -------    --------     --------    --------
Cash flows from investing activities:
  Proceeds from disposition of wholly-owned
    subsidiaries, net of cash disposed                  -        70,456          -       178,737
  Proceeds from disposition of assets                 6,572      42,075       12,278      45,877
  Additions to oil and gas properties               (92,902)    (32,270)    (169,500)    (73,945)
  Other, net                                         (3,766)     (1,341)        (750)     (2,970)
                                                    -------    --------     --------    --------
         Net cash provided by (used in)
           investing activities                     (90,096)     78,920     (157,972)    147,699
                                                    -------    --------     --------    --------
Cash flows from financing activities:
  Borrowings under long-term debt                    41,543         614       41,543         782
  Principal payments on long-term debt               (2,230)   (101,005)     (12,802)   (229,283)
  Payment of noncurrent liabilities                    (327)       (279)        (707)       (389)
  Dividends                                             -           -         (1,754)     (1,770)
  Purchase of treasury stock                           (347)       (109)      (2,932)       (182)
  Exercise of long-term incentive plan stock
    options                                             745       1,823        1,163       2,559
  Other                                                 -           (43)         -          (151)
                                                    -------    --------     --------    --------
         Net cash provided by (used in)
           financing activities                      39,384     (98,999)      24,511    (228,434)
                                                    -------    --------     --------    --------
Effect of exchange rate changes on cash and
  cash equivalents                                      -           -            -           290
Net increase (decrease) in cash and cash
  equivalents                                           418      33,768       (8,868)     39,836
Cash and cash equivalents, beginning of period        9,425      26,298       18,711      19,940
                                                    -------    --------     --------    --------
Cash and cash equivalents, end of period           $  9,843   $  60,066    $   9,843   $  60,066
                                                    =======    ========     ========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       PARKER & PARSLEY PETROLEUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

NOTE A.     Summary of Significant Accounting Policies

Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of Parker & Parsley Petroleum Company (the "Company") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

        Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil swap contracts as of August 1, 1997.

                                 First    Second     Third    Fourth
                                Quarter   Quarter   Quarter   Quarter    Total
                                -------   -------   -------   -------   -------
Oil production:
   1997 - Swap Contracts
     Volume (MMBbl)                 -         -         1.2        .7       1.9
     Price per Bbl              $   -     $   -     $ 19.28   $ 18.56   $ 19.02

   1998 - Swap Contracts
     Volume (MMBbl)                  .2        .2        .3        .2        .9
     Price per Bbl              $ 18.53   $ 18.53   $ 18.53   $ 18.53   $ 18.53

        The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. During the three and six months ended June 30, 1997, the Company reported average oil prices of $18.41 per Bbl and $19.20 per Bbl, respectively, while realizing an average price for physical oil sales (excluding hedge results) for the same periods of $18.62 per Bbl and $20.24 per Bbl, respectively. The comparable average NYMEX prompt month closing per Bbl for the three and six months ended June 30, 1997 was $19.94 and $21.36, respectively. The Company recorded net reductions to oil revenues of $606 thousand and $6 million for the three and six months ended June 30, 1997, respectively, as a result of its commodity hedges.

        During the three and six months ended June 30, 1996, the Company reported average oil prices per Bbl of $20.41 and $19.30, respectively, while realizing an average price for physical oil sales (excluding hedge results) for the same periods of $21.16 per Bbl and $19.84 per Bbl, respectively. The comparable average NYMEX prompt month closing per Bbl for the three and six months ended June 30, 1996 was $21.62 and $20.60, respectively. The Company recorded net reductions to oil revenues of $2 million and $3.1 million for the three and six months ended June 30, 1996, respectively, as a result of its commodity hedges.

        Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas swap and collar option contracts as of August 1, 1997. Prices included herein represent the Company's weighted average index price per MMBtu for the swap contracts and the weighted average index price range for the collar option contracts and, as an additional point of reference, the weighted average NYMEX price.


                                 First    Second      Third       Fourth
                                Quarter   Quarter    Quarter      Quarter       Total
                                -------   -------   ----------   ----------   ----------
Gas production:
   1997 - Swap Contracts
     Volume (Bcf)                   -         -            2.9          2.6          5.5
     Index price per MMBtu      $   -     $   -     $     1.89   $     1.86   $     1.87
     NYMEX price per MMBtu      $   -     $   -     $     2.15   $     2.03   $     2.10

   1997 - Collar Options
     Volume (Bcf)                   -         -            6.1          4.3         10.4
     Index price per MMBtu      $   -     $   -     $1.96-2.31   $1.95-2.31   $1.96-2.31

   1998 - Swap Contracts
     Volume (Bcf)                   2.5       1.8          1.4          1.4          7.1
     Index price per MMBtu      $  1.86   $  1.86   $     1.86   $     1.86   $     1.86
     NYMEX price per MMBtu      $  2.03   $  2.03   $     2.03   $     2.03   $     2.03

   1999 - Swap Contracts
     Volume (Bcf)                   1.4        .4          -            -            1.8
     Index price per MMBtu      $  1.86   $  1.86   $      -     $      -     $     1.86
     NYMEX price per MMBtu      $  2.03   $  2.03   $      -     $      -     $     2.03

        The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. During the three and six months ended June 30, 1997, the Company reported average gas prices of $2.07 per Mcf and $2.26 per Mcf, respectively, while realizing an average price for physical gas sales (excluding hedge results) for the same periods of $2.05 per Mcf and $2.42 per Mcf, respectively. The comparable average NYMEX prompt month closing per Mcf for the three and six months ended June 30, 1997 was $2.14 and $2.25, respectively. The Company recorded a net increase to gas revenues of $471 thousand and a net reduction to gas revenues of $6.1 million for the three and six months ended June 30, 1997, respectively, as a result of its commodity hedges.

        During the three and six months ended June 30, 1996, the Company reported average gas prices per Mcf of $2.21 and $2.14, respectively, while realizing an average price for physical gas sales (excluding hedge results) for the same periods of $2.29 per Mcf and $2.22 per Mcf, respectively. The comparable average NYMEX prompt month closing per Mcf for the three and six months ended June 30, 1996 was $2.38 and $2.40, respectively. The Company recorded net reductions to gas revenues of $1.5 million and $3.1 million for the three and six months ended June 30, 1996, respectively, as a result of its commodity hedges.

        Interest rate swaps. During the second quarter of 1996, the Company entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62% while the weighted average variable rate paid by the Company for the three and six months ended June 30, 1997 was 5.74% and 5.65%, respectively, and for the three and six months ended June 30, 1996, the weighted average variable rate paid by the Company was 5.64%. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The accompanying Consolidated Statements of Operations for the three and six months ended June 30, 1997 include a reduction in interest expense of $310 thousand and $700 thousand, respectively, and a reduction in interest expense of $110 thousand for the three and six months ended June 30, 1996 to account for the settlement of these interest rate swap agreements.

NOTE D.     Pro Forma Earnings per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. The Company is required to adopt SFAS 128 in its year ended December 31, 1997 financial statements and all prior period EPS information (including interim EPS) is required to be restated at that time. Early implementation is not permitted. Under SFAS 128, primary EPS is replaced by "basic" EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully-diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

        If the Company had adopted SFAS 128 on January 1 of each period presented, the following basic and diluted EPS amounts would have been reported:

                          Three months ended       Six months ended
                                June 30,               June 30,
                          ------------------      ------------------
                            1997       1996         1997       1996
                          -------    -------      -------    -------

      Basic EPS           $   .21    $  2.26      $   .74    $  2.68
      Diluted EPS         $   .21    $  1.93      $   .71    $  2.32

NOTE E.     Subsequent Events

        Merger with Mesa Inc. On April 6, 1997, the Company and Mesa Inc. ("Mesa") entered into an Agreement and Plan of Merger (the "Merger Agreement") which was approved by the stockholders of both companies on August 7, 1997 by a majority vote of 76% by Company stockholders and 71%, 58%, and 100% by holders of Mesa common stock, Mesa Series A Preferred Stock and Mesa Series B Preferred

Stock, respectively. Mesa is a publicly traded independent oil and gas company based in Irving, Texas with substantial producing properties and operations in the MidContinent region of the United States. The Merger Agreement provided for
(i) the merger of Mesa with and into Pioneer Natural Resources Company ("Pioneer"), a wholly-owned subsidiary of Mesa, as a result of which Mesa, which is a Texas corporation, reincorporated into Delaware and (ii) the merger of the Company with and into Mesa Operating Co., a wholly-owned subsidiary of Mesa, as a result of which the Company became a wholly-owned subsidiary of Pioneer (items
(i) and (ii) collectively the "Mergers"). In accordance with the Merger Agreement, (i) holders of Company common stock received one share of Pioneer common stock for each share held; (ii) holders of Mesa common stock received one share of Pioneer common stock for every seven shares held; and (iii) holders of Mesa Series A 8% Cumulative Convertible Preferred Stock and Mesa Series B 8% Cumulative Convertible Preferred Stock received 1.25 shares of Pioneer common stock for every seven shares held. No fractional shares were issued.

        In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", the merger has been accounted for as a purchase of Mesa by the Company. As a result, historical financial statements for Pioneer will be those of the Company, and Pioneer's financial statements will present the addition of Mesa's assets and liabilities as an acquisition by the Company. The aggregate Pioneer purchase consideration related to the assets and liabilities of Mesa, including estimated nonrecurring merger transaction costs, is $985.9 million. The following table represents the preliminary allocation of the total purchase price of Mesa to the acquired assets and liabilities based upon the fair values assigned to each of the significant assets acquired and liabilities assumed. Any future adjustments to the allocation of the purchase price are not anticipated to be material to Pioneer's financial statements.

                                                           Allocation
                                                          of Aggregate
                                                            Purchase
                                                         Consideration
                                                         -------------
                                                         (in thousands)

         Net working capital                              $     11,882
         Property, plant and equipment                       2,302,048
         Other assets                                           58,664
         Long-term debt                                     (1,186,538)
         Other non-current liabilities,
            including deferred taxes                          (200,183)
                                                           -----------
                                                          $    985,873
                                                           ===========
         Pioneer common stock consideration               $    965,873
         Cash paid for nonrecurring transaction
            costs                                               20,000
                                                           -----------
         Aggregate purchase consideration                 $    985,873
                                                           ===========

        The accompanying Consolidated Balance Sheet as of June 30, 1997 includes certain unamortized amounts which the Company will recognize as noncash charges during the third quarter of 1997 as a result of the Merger. These amounts include $2.5 million (pre-tax) of capitalized issuance fees associated with the Company's existing bank credit facility which will be replaced by a new $1.4 billion bank credit facility and $544 thousand (pre-tax) of unearned compensation resulting from certain change of control provisions included in the Company's existing Long-term Incentive Plan whereby the vesting requirements of outstanding restricted stock awards are accelerated.

        Conversion of Subsidiary Preferred Shares to Common Stock. On July 28, 1997, the Company exercised its right to require each holder of 6 1/4% Cumulative Monthly Income Convertible Preferred Shares ("Preferred Shares") to mandatorily exchange all Preferred Shares for shares of common stock of the Company. The Preferred Shares were issued by Parker & Parsley Capital LLC, a wholly-owned finance subsidiary of the Company, in 1994. In accordance with the terms of the original issue, on or after April 1, 1997, the Company was provided with the option to exchange the Preferred Shares for Company common stock at a rate of 1.7778 shares of common stock for each Preferred Share, provided that, among other conditions, the closing price of Company common stock equals or exceeds 125% of the then applicable conversion price for the 20 day trading period before the date of conversion. Subsequent to April 1, 1997, 125% of the applicable conversion price equaled $35.16. The closing price of the Company's common stock for the period from June 27, 1997 to July 25, 1997 ranged from $35.38 to $39.50.

        As a result of the exchange, the $188.8 million reflected in the caption "Preferred stock of subsidiary" in the accompanying Consolidated Balance Sheet as of June 30, 1997, will be reclassified into stockholders' equity with the issuance of approximately 6.7 million shares of common stock in exchange for the 3,776,400 Preferred Shares outstanding. In addition, the Company will no longer incur interest expense associated with the Preferred Shares of approximately $12 million per year.

                       PARKER & PARSLEY PETROLEUM COMPANY


Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations(1)

Subsequent to June 30, 1997, the Company's stockholders approved a merger with Mesa Inc. The results included herein do not give effect to the merger and therefore are not indicative of future results of the Company (see "Merger with Mesa Inc" below).

General

       Financial Performance. The Company reported net income of $7.4 million (.21 per share) and $26.0 million ($.74 per share) for the three and six months ended June 30, 1997, respectively, as compared to net income of $80.2 million (2.24 per share) and $94.9 million ($2.66 per share) for the same periods in 1996. The three and six months ended June 30, 1996 include $68.4 million ($1.91 per share) and $74.8 million ($2.10 per share), respectively, related to net after-tax gains on asset dispositions, primarily due to the sale of the Company's Australasian subsidiaries. Excluding production from the Company's Australasian subsidiaries which were sold in 1996 and production from nonstrategic domestic assets which were sold in 1996, average daily oil production increased 13% to 31,787 Bbls per day for the six months ended June 30, 1997 from 28,049 Bbls per day for the same period in 1996, and average daily gas production increased 16% to 215,230 Mcf per day from 184,759 Mcf per day during the same period. As discussed more fully in "Results of Operations" below, the Company's financial performance during 1997 has been positively affected by increases in oil and gas production, decreases in production costs per BOE due to ongoing cost reduction efforts, and a decrease in interest expense due to a decrease in the Company's outstanding long-term indebtedness, offset by increases in exploration and general and administrative expenses.

       Net cash provided by operating activities was $51.1 million and $124.6 million during the three and six months ended June 30, 1997, respectively, consistent with net cash provided by operating activities of $53.8 million and $120.6 million for the same periods in 1996.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at June 30, 1997 was $1.1 billion, consisting of total long-term debt of $355.5 million, stockholders' equity of $554.9 million and preferred stock of subsidiary of $188.8 million. Debt as a percentage of total capitalization was 32% at June 30, 1997, up slightly from 31% at December 31, 1996.

       Drilling and Acquisition Activities. The Company's 1997 capital expenditure budget has been increased to $335 million up from the previous budget of $270 million, reflecting planned expenditures of $215 million for exploitation activities, $69 million for exploration activities and $51 million for oil and gas property acquisitions in the Company's core areas of Texas, Oklahoma, New Mexico and Louisiana. As of June 30, 1997, expenditures are on target with the new budget totaling $187.3 million for the six-month period. During the first half of 1997, the Company participated in the completion of 223 gross exploration and development wells, including 152 wells in the Spraberry Division, 30 wells in the Permian Division, 19 wells in the Gulf Coast Division, 16 wells in the MidContinent Division and six wells in Argentina. Of these wells, 76 were in progress at December 31, 1996. Of the total wells completed during the six months ended June 30, 1997, 202 wells were completed successfully which resulted in a 91% success rate. In addition to the wells completed in the first half of 1997, the Company had 131 wells in progress at June 30, 1997. In total during 1997, the Company plans to drill approximately 620 development wells and 60 exploratory wells and to perform recompletions on over 150 wells.

                       PARKER & PARSLEY PETROLEUM COMPANY


       In May of 1997, the Company acquired a 35% interest in approximately 375,000 acres within the Cotton Valley Pinnacle Reef Trend from Union Pacific Resources Company ("UPRC") for $26.9 million. The Company and UPRC have signed an exploration agreement to jointly explore and develop this area located in eastern Texas and plan to begin drilling the first exploration well before the end of the year.

       Also, during May of 1997, the Company finalized negotiations with Triton Energy for a 40% working interest in a joint exploration program of two blocks in Guatemala's South Peten Basin. Drilling on the Piedras Blancas #1 is expected to be completed by the end of the year at an estimated total cost to the Company of $3.7 million.

       In addition, the Gulf Coast Division completed the acquisition of a majority interest in the Maude Traylor field in Calhoun County, Texas for approximately $8.8 million in February 1997. The acquisition represented an average working interest of 87% in approximately 1,840 acres and five wells which produce from the upper and lower Frio formations. The Company is currently realizing gross gas production of 1.7 MMcf per day in this field, and since the Company assumed operations the gross oil production rate has tripled to 161 Bbls per day. The Company plans to drill up to nine additional wells during 1997 and 1998 on this acreage utilizing existing 3-D seismic information.

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

       Asset Dispositions. For the six months ended June 30, 1997, the Company's asset disposition activity primarily consisted of the sale of certain domestic assets for proceeds of $10.7 million and resulted in a net gain of $1.9 million and the sale of the Company's subsidiary with an ownership interest in oil and gas properties in Turkey for proceeds of $1.6 million which resulted in the recognition of a gain of $725 thousand. During the first half of 1996, the Company sold certain wholly-owned Australasian subsidiaries for proceeds of $178.7 million and a pre-tax gain of $85.2 million and certain nonstrategic domestic assets for proceeds of $45.9 million that resulted in the recognition of a pre-tax net gain of $10 million.

       Conversion of Subsidiary Preferred Shares to Common Stock. On July 28, 1997, the Company exercised its right to require each holder of 6 1/4% Cumulative Monthly Income Convertible Preferred Shares ("Preferred Shares") to mandatorily exchange all Preferred Shares for shares of common stock of the Company (see Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements"). As a result of the exchange, the $188.8 million reflected in the caption "Preferred stock of subsidiary" in the Consolidated Balance Sheet as of June 30, 1997 (included in "Item 1. Financial Statements"), will be reclassified into stockholders' equity with the issuance of approximately 6.7 million shares of common stock in exchange for the 3,776,400 Preferred Shares outstanding. In addition, the Company will no longer incur interest expense associated with the Preferred Shares of approximately $12 million per year.

       Pro Forma Earnings per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. The Company does not anticipate that its EPS as calculated under SFAS 128 will differ significantly from its existing disclosures. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for pro forma EPS amounts for the three and six months ended June 30, 1996 and 1997.

                       PARKER & PARSLEY PETROLEUM COMPANY


       Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Although this statement is effective for fiscal years beginning after December 15, 1997, the Company anticipates that it will early adopt the provisions of SFAS 130 in its year ended December 31, 1997 consolidated financial statements.

       Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments.

       Segment Reporting. In June 1997, the FASB issued Statement of Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

       The Company operates in the one product line of oil and gas production in limited geographic areas. This information and information about major customers historically has been disclosed in the Company's annual financial statements. The Company plans to implement SFAS 131 in its year ended December 31, 1998 financial statements.

Merger with Mesa Inc.

       On April 6, 1997, the Company and Mesa Inc. ("Mesa") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") which was approved by the stockholders of both companies on August 7, 1997 by a majority vote of 76% by Company stockholders and 71%, 58%, and 100% by holders of Mesa common stock, Mesa Series A Preferred Stock and Mesa Series B Preferred Stock, respectively. Mesa is a publicly traded independent oil and gas company based in Irving, Texas with substantial producing properties and operations in the MidContinent region of the United States. The Merger Agreement provided for
(i) the merger of Mesa with and into Pioneer Natural Resources Company ("Pioneer"), a wholly-owned subsidiary of Mesa, as a result of which Mesa, which is a Texas corporation, reincorporated into Delaware and (ii) the merger of the Company with and into Mesa Operating Co., a wholly-owned subsidiary of Mesa, as a result of which the Company became a wholly-owned subsidiary of Pioneer (items
(i) and (ii) collectively the "Mergers").

       In accordance with the Merger Agreement, (i) holders of Company common stock received one share of Pioneer common stock for each share held; (ii) holders of Mesa common stock received one share of Pioneer common stock for every seven shares held; and (iii) holders of Mesa Series A 8% Cumulative Convertible Preferred Stock and Mesa Series B 8% Cumulative Convertible

                       PARKER & PARSLEY PETROLEUM COMPANY


Preferred Stock received 1.25 shares of Pioneer common stock for every seven shares held. No fractional shares were issued. The aggregate Pioneer common stock purchase consideration related to the assets and liabilities of Mesa, including estimated nonrecurring merger transaction costs, is $985.9 million. (See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for more information concerning the allocation of the total purchase consideration and certain noncash charges to be recognized in the third quarter of 1997 as a result of such merger.)

       The Company's Board of Directors (the "Board") expects that the Mergers will have numerous benefits, the most significant of which are discussed below.

       Benefits of a Larger Enterprise. The Board considered various benefits to the Company's stockholders of holding an ownership interest in Pioneer, which will be a substantially larger enterprise than the Company. The Board considered that Pioneer will have a larger market capitalization than the Company and that Company stockholders should enjoy enhanced liquidity as a result of Pioneer's larger stockholder base and the increased visibility resulting from heightened market research and institutional investor focus on a larger entity. The Board also considered that the combined entity should produce significantly greater cash flows than the Company, which should allow Company stockholders to participate in opportunities for growth in oil and gas reserves and production, either through acquisitions, exploration, exploitation or entries into new core areas, that might not otherwise be available to the Company. In addition, the Board considered that the stocks of larger enterprises often experience higher trading multiples in relation to various standard measures (e.g., net cash flow or net present value of oil and gas reserves) and that Pioneer's stock trading multiples may be higher than those of the Company. If Pioneer common stock trades at higher multiples than the Company common stock, Pioneer will have a greater ability than the Company to use its common stock as currency in future acquisitions.

       Quality and Nature of Assets. In developing its recommendation, the Board considered the quality and nature of Mesa's assets, the nature and scope of its operations and its financial condition, as well as those of Pioneer following the Mergers. In its review of the quality and nature of Mesa's assets, the Board considered the favorable financial performance and stable cash flows generated by Mesa's assets in the Hugoton and West Panhandle Fields. The Board also considered that Pioneer's reserve base would be well balanced, with 52% of its reserves comprised of natural gas and 48% of its reserves comprised of crude oil and liquids. In addition, Pioneer would be one of the few large independent oil and gas exploration and production companies in the United States whose primary assets consist of both long-lived gas and long-lived oil reserves. The Board also considered the immediate significant impact that the Mergers would have on the achievement of certain of the Company's strategic goals, including growth in total reserves, growth in market capitalization, and exposure to the exploration potential of the Gulf of Mexico through Mesa's interest in 60 offshore exploration blocks and in Mesa's recent acquisition of Greenhill Petroleum.

       Management and Significant Stockholders. The Board considers Jon Brumley, who will serve as Pioneer's Chairman of the Board, to be among the most experienced and successful builders of independent oil and gas companies in the United States. The Board also considered the benefits to the Company's stockholders of the continued ownership by Richard Rainwater of Pioneer common stock and Mr. Rainwater's continued participation as a Pioneer director in Pioneer's strategic planning. Mr. Rainwater, who is the largest individual stockholder of Pioneer, has a record of quickly and aggressively building shareholder value in companies operating in a wide variety of industries.

                       PARKER & PARSLEY PETROLEUM COMPANY


       Financial. The Board reviewed a broad range of financial information and analysis regarding Mesa, the Company and the two companies on a pro forma combined basis, including a financial comparison of Mesa and the Company and a review of the potential impact of the Mergers on the balance sheet of the combined company prepared by Goldman Sachs. Goldman Sachs' analysis included, among other matters, a comparison of the relative contribution made by Mesa and the Company to the combined levels of certain measures of Pioneer's financial and operating condition, including total assets, proved reserves and production. This analysis showed that the relative contribution made by the Company on the majority of the measures did not exceed the majority ownership interest in Pioneer to be held by the Company stockholders after the Mergers. The Board also considered that accounting for the Merger as a purchase of Mesa by the Company would decrease Pioneer's earnings below the levels it would achieve if Pioneer could account for the Mergers as a pooling, and Goldman Sachs' advice that, based on current market conditions, if Pioneer has positive earnings, the reduction in earnings due to the impact of purchase accounting should not by itself have a material adverse effect on the stock price of Pioneer common stock. Goldman Sachs also advised that more relevant variables currently used to measure the market valuations of the Company and Mesa and similar companies include, among other things, discretionary cash flows, discounted present values of future expected cash flows, the estimated value of reserves and the estimated productive lives of reserves. The Board reviewed an analysis which showed that if oil and gas commodity prices on the date of the Merger Agreement remained constant, Pioneer would have positive earnings in 1997 on a pro forma combined basis. The Board also considered that the established floor value of $35.00 for Company stockholders at the end of the Measurement Period as provided by the Merger Agreement might cause the price of the Company's common stock to rise to levels which would allow the Company to effect an exchange of the Company's Cumulative Guaranteed Monthly Income Convertible Preferred Shares for Company common stock, increasing the Company's equity and decreasing its leverage, even if the Merger Agreement were subsequently terminated. If this exchange occurred, Pioneer's leverage would be within a range that is considered acceptable in the oil and gas industry and would be at a level which is not materially greater than the Company's. The Board also considered that Pioneer would succeed to Mesa's approximately $600 million of net operating loss carryforwards. Subject to certain limitations set forth in the Internal Revenue Code, these net operating loss carryforwards could be used to reduce the federal income taxes that would otherwise be assessed on Pioneer's earnings. In considering the financial rationale for the Mergers, the Board also reviewed the terms of several recent transactions in which long-lived natural gas reserves were acquired by public exploration and production companies.

                       PARKER & PARSLEY PETROLEUM COMPANY

Results of Operations

Oil and Gas Production.
                                        Three months ended       Six months ended
                                              June 30,               June 30,
                                        -------------------    ---------------------
                                          1997       1996        1997        1996
                                        --------   --------    ---------   ---------
                                              (in thousands, except per unit amounts)
Revenues:
   Oil and gas                          $ 94,847   $ 93,989    $ 198,626   $ 192,014
   Gain on disposition of oil and gas
     properties, net (a)                     127      7,290           76       7,753
                                         -------    -------     --------    --------
                                          94,974    101,279      198,702     199,767
                                         -------    -------     --------    --------
Costs and expenses:
   Oil and gas production                (27,311)   (26,910)     (55,392)    (57,404)
   Depletion                             (28,491)   (26,177)     (54,860)    (54,773)
   Exploration and abandonments           (5,847)    (3,062)     (11,249)     (4,586)
   Geological and geophysical             (4,953)    (2,024)      (7,166)     (4,851)
                                         -------    -------     --------    --------
                                         (66,602)   (58,173)    (128,667)   (121,614)
                                         -------    -------     --------    --------
    Operating profit (loss) (excluding
      general and administrative
      expenses and income taxes)        $ 28,372   $ 43,106    $  70,035   $  78,153
                                         =======    =======     ========    ========
---------------

(a) The 1997 amounts do not include the gain related to the disposition of the Company's subsidiary which owned an interest in oil and gas properties in Turkey. The 1996 amounts do not include the gain related to the disposition of certain of the Company's wholly-owned Australasian subsidiaries.

Worldwide:
   Production:
     Oil (MBbls)                           2,881      2,604        5,753       5,721
     Gas (MMcf)                           20,221     18,460       38,957      38,196
     Total (MBOE)                          6,251      5,681       12,246      12,087
   Average daily production:
     Oil (Bbls)                           31,663     28,621       31,787      31,432
     Gas (Mcf)                           222,210    202,862      215,230     209,866
   Average oil price (per Bbl)          $  18.41   $  20.41    $   19.20   $   19.30
   Average gas price (per Mcf)              2.07       2.21         2.26        2.14
   Costs (per BOE):
     Lease operating expense            $   3.27   $   3.50    $    3.26   $    3.60
     Production taxes                   $    .79   $    .86    $     .91   $     .79
     Workover costs                     $    .31   $    .38    $     .35   $     .36
                                         -------    -------     --------    --------
        Total production costs          $   4.37   $   4.74    $    4.52   $    4.75
                                         =======    =======     ========    ========
     Depletion                          $   4.56   $   4.61    $    4.48   $    4.53
Domestic:
   Production:
     Oil (MBbls)                           2,841      2,580        5,679       5,347
     Gas (MMcf)                           20,221     18,460       38,957      36,269
     Total (MBOE)                          6,211      5,657       12,172      11,392
   Average daily production:
     Oil (Bbls)                           31,219     28,353       31,376      29,378
     Gas (Mcf)                           222,210    202,862      215,230     199,278
   Average oil price (per Bbl)          $  18.41   $  20.44    $   19.18   $   19.29
   Average gas price (per Mcf)              2.07       2.21         2.26        2.15
   Costs (per BOE):
     Lease operating expense            $   3.27   $   3.50    $    3.24   $    3.52
     Production taxes                   $    .79   $    .86    $     .92   $     .84
     Workover costs                     $    .31   $    .38    $     .35   $     .38
                                         -------    -------     --------    --------
        Total production costs          $   4.37   $   4.74    $    4.51   $    4.74
                                         =======    =======     ========    ========
     Depletion                          $   4.54   $   4.62    $    4.45   $    4.46

                       PARKER & PARSLEY PETROLEUM COMPANY


        Oil and Gas Revenues. Revenues from oil and gas operations increased 3% during the six months ended June 30, 1997 to $198.6 million and 1% to $94.8 million during the three months ended June 30, 1997, as compared to $192 million and $94 million during the same periods in 1996. The increase during the six months ended June 30, 1997 is primarily due to an increase in the average gas price received and increases in oil and gas production, offset by a slight decrease in the average price received per barrel of oil. The slight increase in oil and gas revenues for the three months ended June 30, 1997 as compared to June 30, 1996 is due to increased oil and gas production, offset by decreases in the prices received for both oil and gas production.

        The increases in oil and gas production during the three and six months ended June 30, 1997 as compared to the same periods in 1996 are a direct result of the successes of the Company's exploration and exploitation efforts. Such production growth becomes particularly evident in light of the fact that a portion of the average daily oil and gas production for the first half of 1996 related to properties included in the 1996 sale of the Company's Australasian subsidiaries and the 1996 sale of certain nonstrategic domestic assets. Excluding production associated with assets sold during 1996, average daily oil production increased 13% from 28,049 Bbls for the first half of 1996 to 31,787 Bbls for the first half of 1997 and average daily gas production increased 16% from 184,759 Mcf to 215,230 Mcf for the same period. During the second quarter of 1997, the Company experienced similar increases in oil and gas production as compared to the second quarter of 1996. Excluding production associated with the assets sold during 1996, average daily oil production increased 15%, from 27,541 barrels during the three months ended June 30, 1996 to 31,663 barrels during the three months ended June 30, 1997, and average daily gas production increased 16% from 191,767 Mcf per day to 222,210 Mcf per day during the same periods.

        The average oil price received for the six months ended June 30, 1997 decreased slightly (from $19.30 to $19.20 for the six months ended June 30, 1996 and 1997, respectively), while the average gas price received increased 6% (from $2.14 to $2.26 for the six months ended June 30, 1996 and 1997, respectively). During the three months ended June 30, 1997, the average price of oil and gas received decreased 10% (from $20.41 during the second quarter of 1996 to $18.41 during the second quarter of 1997) and 6% (from $2.21 during the second quarter of 1996 to $2.07 during the second quarter of 1997), respectively.

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

        Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three and six months ended June 30, 1997 was $18.62 per Bbl and $20.24 per Bbl, respectively, while, as a point of reference, the comparable average NYMEX prompt month closing per Bbl for the same periods was $19.94 and $21.36, respectively. The Company recorded net reductions to oil revenues of $606 thousand and $6 million for the three and six months ended June 30, 1997, respectively, as a result of its commodity hedges.

                       PARKER & PARSLEY PETROLEUM COMPANY


        During the three and six months ended June 30, 1996, the Company realized an average price for physical oil sales (excluding hedge results) of $21.16 per Bbl and $19.84 per Bbl, respectively, while, as a point of reference, the comparable average NYMEX prompt month closing per Bbl for the same periods was $21.62 and $20.60, respectively. The Company recorded net reductions to oil revenues of $2 million and $3.1 million for the three and six months ended June 30, 1996, respectively, as a result of its commodity hedges.

        Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three and six months ended June 30, 1997 was $2.05 per Mcf and $2.42 per Mcf, respectively, while as a point of reference, the comparable average NYMEX prompt month closing per Mcf for the same periods was $2.14 and $2.25, respectively. The Company recorded a net increase to gas revenues of $471 thousand and a net reduction to gas revenues of $6.1 million for the three and six months ended June 30, 1997, respectively, as a result of its commodity hedges.

        During the three and six months ended June 30, 1996, the Company realized an average price for physical gas sales (excluding hedge results) of $2.29 per Mcf and $2.22 per Mcf, respectively, while as a point of reference, the comparable average NYMEX prompt month closing per Mcf for the same periods was $2.38 and $2.40, respectively. The Company recorded net reductions to gas revenues of $1.5 million and $3.1 million for the three and six months ended June 30, 1996, respectively, as a result of its commodity hedges.

        See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information concerning the Company's open hedge positions at August 1, 1997 and the related prices to be realized.

        Production Costs. While total production costs per BOE decreased 5% to $4.52 during the six months ended June 30, 1997 as compared to production costs per BOE of $4.75 during the same period in 1996, the primary component of production costs, lease operating expense, decreased 9% from $3.60 per BOE in the first half of 1996 to $3.26 per BOE for the same period in 1997. These reductions are primarily due to the Company's concentrated efforts to evaluate and reduce all operating costs and the sale of certain high operating cost properties during 1996. The success of these cost reduction efforts is partially offset by a 15% or $.12 per BOE increase in average production taxes per BOE resulting from higher gas prices during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. During the three months ended June 30, 1997 production costs per BOE decreased 8% to $4.37 from $4.74 during the same periods in 1996. Although all production cost categories decreased during the second quarter of 1997 as compared to the second quarter of 1996, most of the decrease was due to a decline in lease operating expense of 7% or $.23 per BOE due to the Company's costs reduction efforts.

        Depletion Expense. Depletion expense per BOE declined slightly to $4.56 and $4.48 during the three and six months ended June 30, 1997, respectively, as compared to $4.61 per BOE and $4.53 per BOE during the same periods in 1996, primarily due to reserves added by the Company's successful drilling program during 1996 and 1997.

        Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs increased to $10.8 million and $18.4 million during the three and six months ended June 30, 1997 from $5.1 million and $9.4 million during the same respective periods in 1996. The increase is largely the result of increased domestic activity, both in

                       PARKER & PARSLEY PETROLEUM COMPANY


exploratory drilling and geological and geophysical activity, resulting from the Company's increased focus on exploration activities. During the six months ended June 30, 1997, the domestic exploratory dry hole costs were primarily related to 12 unsuccessful exploratory wells in the Gulf Coast Division, six unsuccessful exploratory wells in the MidContinent Division and two unsuccessful wells in the Permian Division, at a total cost of $6.8 million, $1.7 million and $500 thousand, respectively, and additional costs of approximately $700 thousand associated with wells which were determined to be unsuccessful in 1996. These increases are offset by a decrease in leasehold abandonment expenses. The following table sets forth the components of the Company's 1997 and 1996 first half expense:
                                          Three months           Six months
                                         ended June 30,         ended June 30,
                                      -------------------   -------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                                    (in thousands)
   Exploratory dry holes:
     United States                    $  5,184   $    409   $  9,701   $    724
     Foreign                              (175)       -          219        580
   Geological and geophysical costs:
     United States                       4,135      2,094      5,790      3,299
     Foreign                               818        (70)     1,376      1,552
   Leasehold abandonments and other        838      2,653      1,329      3,282
                                       -------    -------    -------    -------
                                      $ 10,800   $  5,086   $ 18,415   $  9,437
                                       =======    =======    =======    =======

        Approximately 21% of the Company's 1997 capital budget will be spent on exploratory projects (compared to 16.7% in 1996 and 13.3% in 1995). The Company currently anticipates that its 1997 exploration efforts will be concentrated in the Gulf Coast Division, the Permian Division, the MidContinent Division, the Company's newly acquired interests in the Cotton Valley Pinnacle Reef Trend and its interests in Guatemala. The Company continues to review opportunities involving exploration joint ventures in domestic or international areas outside the Company's existing core operating areas.

  Natural Gas Processing

        Natural gas processing revenues increased 6% to $11.8 million for the six months ended June 30, 1997 as compared to $11.1 million for the same period in 1996, and natural gas processing costs for the six months ended June 30, 1997 of $6.1 million were consistent with 1996 costs of $6 million. The increases in natural gas processing revenues are primarily due to increases in the prices of NGL's and residue gas. The average price per Bbl of NGL's increased slightly during the first half of 1997 compared to the first half of 1996 (from $13.25 in 1996 to $13.40 in 1997), and the average price per Mcf of residue gas increased 25% during the same period (from $2.01 in 1996 to $2.51 in 1997). For the three months ended June 30, 1997, natural gas processing revenues and costs decreased 13% to $5 million and 8% to $2.6 million, respectively, as compared to $5.7 million and $2.8 million, respectively, for the three months ended June 30, 1996. These decreases are primarily due to the sale of the Company's Hooker gas processing facility and decreases in the average price received for NGL's (from $13.13 to $12.15 for the three months ended June 30, 1996 and 1997, respectively).

        During the first half of 1996, the Company recognized noncash pre-tax charges of $1.3 million related to abandonments of certain of the Company's gas processing facilities and the cancellation of certain gas processing contracts.

  General and Administrative Expense

        General and administrative expense was $8.3 million and $15 million for the three and six months ended June 30, 1997, respectively, as compared to $6.6 million and $13 million for the three and six months ended June 30, 1996, respectively. The increase for both periods is primarily due to severance costs of $1.4 million in the second quarter of 1997 associated with certain reorganizations within the Company's management structure as a result of the merger with Mesa.

                       PARKER & PARSLEY PETROLEUM COMPANY


  Interest Expense

        During the three months ended June 30, 1997, interest expense totaled $10.3 million, down from $11.4 million for the second quarter of 1996. Interest expense for the six months ended June 30, 1997 decreased to $20.2 million as compared to $26.1 million for the same period in 1996. The decreases are primarily due to decreases in the weighted average outstanding balance of the Company's indebtedness of $58.3 million and $151.9 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decreases in the Company's indebtedness were primarily the result of the application of proceeds from the sale of the Company's Australasian subsidiaries and the sales of certain domestic assets during 1996 to the outstanding balance of the Company's bank credit facility. The weighted average interest rate on the Company's indebtedness during the three months ended June 30, 1997 of 7.78% was comparable to the rate of 7.79% for the same period in 1996, and the rate of 7.83% for the six months ended June 30, 1997 was comparable to the rate of 7.81% for the same period in 1996.

        During the three and six months ended June 30, 1997, the Company recorded a reduction in interest expense of $310 thousand and $700 thousand, respectively, related to a series of interest rate swap agreements which effectively convert $150 million of the Company's fixed rate borrowings into floating rate obligations. During the same period in 1996, such agreements resulted in a reduction in interest expense of $110 thousand. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information concerning the fixed and variable interest rates in effect during these periods.

  Income Taxes

        The Company's income tax provisions of $4.4 million and $14.5 million for the three and six months ended June 30, 1997, respectively, and $19.4 and $31.7 million for the three and six months ended June 30, 1996, respectively, reflect the net provision resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes.

  Capital Commitments, Capital Resources and Liquidity

        Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

        The Company's cash expenditures during the first half of 1997 for additions to oil and gas properties totaled $169.5 million. This amount includes $30.8 million for the acquisition of properties and $138.7 million for development and exploratory drilling. The Company's acquisition activities during the first half of 1997 primarily consisted of (i) a 35% interest in approximately 375,000 acres within the Cotton Valley Pinnacle Reef Trend from UPRC for $26.9 million funded by $11.1 million in cash and a note payable to UPRC of $15.8 million and (ii) an 87% average working interest in the Maude Traylor field in Calhoun County, Texas for approximately $8.8 million. Significant drilling expenditures in the first half of 1997 included $56.2 million in the unitized portion of the Spraberry field of the Permian Basin (including $24.9 million in the Driver unit, $10 million in the Merchant unit, $9.2 million in the North Pembrook unit, $3.8 million in the Preston unit, $3.3 million in the Midkiff unit and $3.2 million in the Shackelford unit) and $9.3 million in other portions of the Spraberry field, $31.2 million in the onshore Gulf Coast region, $21.1 million in other areas of the Permian Basin, $14.8 million in the MidContinent region and $6.1 million internationally in Argentina and Guatemala.

        The Company's 1997 capital expenditure budget has been increased to $335 million, up from the previous budget of $270 million, reflecting planned expenditures of $215 million for exploitation activities, $69 million for exploration activities and $51 million for oil and gas property acquisitions in the Company's core areas of Texas, Oklahoma, New Mexico and Louisiana. The

                       PARKER & PARSLEY PETROLEUM COMPANY


significant increase in the capital expenditure budget is indicative of the many exciting exploration, exploitation and acquisition opportunities available to the Company. Funding for the Company's capital expenditure budget will be primarily provided by cash flows generated by operating activities and by proceeds resulting from the Company's ongoing divestiture program for nonstrategic assets . In addition, the Company may periodically be required to borrow funds under its $350 million bank facility in order to fund these commitments to the extent that they exceed such internally-generated cash flows.

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

        Operating Activities. Net cash provided by operating activities was $51.1 million and $124.6 million during the three and six months ended June 30, 1997, respectively, consistent with net cash provided by operating activities of $53.8 million and $120.6 million for the same periods in 1996.

        Financing Activities. The Company had an outstanding balance under its bank facility at June 30, 1997 of $40.6 million (including outstanding letters of credit of $617 thousand), leaving approximately $309.4 million of unused borrowing base immediately available. The weighted average interest rate for the six months ended June 30, 1997 on the Company's indebtedness was 7.83% as compared to 7.81% for the six months ended June 30, 1996 (taking into account the effect of interest rate swaps).

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

        Sales of Nonstrategic Assets. During the six months ended June 30, 1997 and 1996, proceeds from the sale of domestic nonstrategic assets totaled $12.3 million and $45.9 million, respectively. In addition, during the first half of 1996, the Company sold certain Australasian subsidiaries resulting in cash proceeds of $178.7 million. The proceeds from these sales were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. The Company anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve administrative efficiencies.

        Liquidity. At June 30, 1997, the Company had $9.8 million of cash and cash equivalents on hand, compared to $18.7 million at December 31, 1996. The Company's ratio of current assets to current liabilities was 1.11 at June 30, 1997 and 1.29 at December 31, 1996.

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

Item 4.     Submission of Matters to a Vote of Security Holders

On August 7, 1997, the Company and Mesa Inc. ("Mesa") each held a Special Meeting for the respective stockholders in Dallas, Texas. At both meetings, the following three proposals were submitted for vote to the stockholders: (i) to approve and adopt an Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1997 (the "Merger Agreement"), among the Company, Mesa and its subsidiaries Pioneer Natural Resources Company ("Pioneer") and Mesa Operating Co. ("MOC"), which provides for the business combination of Parker & Parsley and Mesa (as a result of the business combination, Mesa, which is a Texas corporation, will reincorporate to Delaware by merging into Pioneer and Parker & Parsley will merge into MOC and thereby become a wholly-owned subsidiary of Pioneer), (ii) to approve the adoption of the Pioneer Long-Term Incentive Plan and (iii) to approve the adoption of the Pioneer Employee Stock Purchase Plan. Each of the proposals was approved by Company stockholders as follows:

   Proposal                                      For       Against     Abstain    Not Voted
   --------                                  ----------   ---------   ---------   ----------

Merger Agreement                             26,575,978     115,317   160,921      8,186,605
Long-Term Incentive Plan                     17,364,692   9,205,241   282,283      8,186,605
Employee Stock Purchase Plan                 25,993,027     581,111   278,078      8,816,605

In addition, each of the three proposals was approved by Mesa stockholders as follows:

   Proposal                                      For       Against     Abstain    Not Voted
   --------                                  ----------   ---------   ---------   ----------
Merger Agreement
   Common stockholders of Mesa               45,946,840   1,068,821   2,259,454   15,004,453
   Preferred Series A stockholders of Mesa   36,054,385   8,953,770   4,125,626   12,517,382
   Preferred Series B stockholders of Mesa   62,424,436         -           -            -

Long-Term Incentive Plan
   Common stockholders of Mesa               39,505,930   6,668,536   3,100,649   15,004,453
   Preferred Series A stockholders of Mesa   34,019,452   7,940,429   7,173,900   12,517,382
   Preferred Series B stockholders of Mesa   62,424,436         -           -            -

Employee Stock Purchase Plan
   Common stockholders of Mesa               43,605,373   2,614,233   3,055,509   15,004,453
   Preferred Series A stockholders of Mesa   38,146,770   3,797,918   7,189,093   12,517,382
   Preferred Series B stockholders of Mesa   62,424,436         -           -            -

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    2.1 Agreement and Plan of Merger dated as of April 6, 1997 among Mesa Inc., Mesa Operating Co., MXP Reincorporation Corp., and Parker & Parsley Petroleum Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 6, 1997).

                       PARKER & PARSLEY PETROLEUM COMPANY



    2.2 Shareholders Agreement dated as of April 6, 1997 by and between Mesa Inc. and DNR-Mesa Holdings, L.P. (incorporated by reference to Exhibit
         2.2 to the Company's Current Report on Form 8-K dated April 6, 1997).

    2.3 Letter Agreement dated April 6, 1997 between Parker & Parsley Petroleum Company and DNR-Mesa Holdings, L.P. (incorporated by reference to
         Exhibit 2.3 to the Company's  Current Report on Form 8-K dated April 6,
         1997).

    2.4  Shareholders  Agreement  dated as of April 6, 1997 by and between Boone
         Pickens and Parker & Parsley Petroleum Company (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 6, 1997).

    27.  Financial Data Schedule

Reports on Form 8-K

During the quarter ended June 30, 1997, the Company filed the following Current Reports on Form 8-K:

    (1) On April 3, 1997, the Company filed a Current Report on Form 8-K (a) reporting under Item 5 (Other Events) the divestitures of (i) certain wholly-owned Australasian subsidiaries, (ii) the wholly-owned subsidiary Bridge Oil Timor Sea, Inc. and (iii) certain nonstrategic domestic oil and gas properties, gas plants, and related assets and contract rights and (b) reporting under Item 7 (Financial Statements and Exhibits) the following pro forma financial information for the Company, taking into account (i) the sale of certain wholly-owned Australasian subsidiaries, (ii) the sale of Bridge Oil Timor Sea, Inc. and (iii) the aggregate effect of completed sales of certain nonstrategic domestic oil and gas properties, gas plants, and assets and contract rights through December 31, 1996.

         a. Preliminary Statement
         b. Unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1996
         c. Notes to Unaudited Pro Forma Combined Financial Statements

    (2) On April 6, 1997, the Company filed a Current Report on Form 8-K reporting under Item 5 (Other Events) the signing of an Agreement and Plan of Merger with Mesa Inc. ("Mesa") and under Item 7 (Financial Statements and Exhibits) various documents related to such merger. Item 5 (Other Events) of such Current Report included summary pro forma condensed consolidated financial, operating and reserve information of the Company and Mesa as of and for the year ended December 31, 1996. Such information does not give effect to the proposed merger. The unaudited pro forma consolidated information of the Company gives effect to the divestitures of (i) certain wholly-owned Australasian subsidiaries, (ii) the wholly-owned subsidiary Bridge Oil Timor Sea, Inc. and (iii) certain nonstrategic domestic oil and gas properties, gas plants, and related assets and contract rights. The unaudited pro forma consolidated information of Mesa gives effect to the 1996 recapitalization of Mesa's balance sheet, the acquisition of all of the outstanding equity of Greenhill Petroleum Corporation and additional borrowings to finance such acquisition.

                       PARKER & PARSLEY PETROLEUM COMPANY



                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      PARKER & PARSLEY PETROLEUM COMPANY

                                      By:  Pioneer Natural Resources USA, Inc.,
                                           its successor by merger




Date:   August 14, 1997               By:     /s/ Scott D. Sheffield
                                          --------------------------
                                              Scott D. Sheffield
                                              President




Date:   August 14, 1997               By:     /s/ Rich Dealy
                                          --------------------------
                                              Rich Dealy
                                              Vice President - Controller

                       PARKER & PARSLEY PETROLEUM COMPANY


Exhibit Index                                                            Page
-------------                                                            ----

    2.1 Agreement and Plan of Merger dated as of April 6, 1997 among Mesa Inc., Mesa Operating Co., MXP Reincorporation Corp., and Parker & Parsley Petroleum Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 6, 1997).

    2.2 Shareholders Agreement dated as of April 6, 1997 by and between Mesa Inc. and DNR-Mesa Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 6, 1997).

    2.3 Letter Agreement dated April 6, 1997 between Parker & Parsley Petroleum Company and DNR-Mesa Holdings, L.P. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated April 6, 1997).

    2.4 Shareholders Agreement dated as of April 6, 1997 by and between Boone Pickens and Parker & Parsley Petroleum Company (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 6, 1997).

    27.   Financial Data Schedule